Form 10-Q
period 2004-06-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2004-08-12
CIK 1170406

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

Commission File Number 0-50736

                SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                     04-3621353
--------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X      No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                              Yes ____   No X

                SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                   Page
                                                                  Number


PART I - Financial Information:

          Item 1. Financial Statements:

                  Statements of Financial Condition at
                  June 30, 2004 and December 31, 2003
                  (unaudited).                                       3

                  Condensed Schedules of Investments at
                  June 30, 2004 and December 31, 2003
                  (unaudited).                                     4 - 5

                  Statements of Income and Expenses
                  and Partners' Capital for the three
                  and six months ended June 30,
                  2004 and 2003 (unaudited).                         6

                  Statements of Cash Flows for the three
                  and six months ended June 30, 2004
                  and 2003 (unaudited).                              7

                  Notes to Financial Statements
                  (unaudited).                                     8 - 12

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                     13 - 15

          Item 3. Quantitative and Qualitative
                  Disclosures about Market Risk.                  16 - 17

          Item 4. Controls and Procedures.                           18

PART II - Other Information                                          19

                                     PART I

                          Item 1. Financial Statements

                Salomon Smith Barney Fairfield Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                   June 30,      December 31,
                                                                     2004            2003
                                                               -------------    ------------
ASSETS:
Equity in commodity futures trading account:
 Cash (restricted $11,820,453 in 2004 and $22,528,015 in 2003)   $132,808,820   $147,097,742
 Net unrealized appreciation on open futures positions                   --        7,024,635
 Unrealized appreciation on open forward contracts                    784,336      9,431,409
                                                               --------------   ------------
                                                                  133,593,156    163,553,786
Interest receivable                                                    29,348         17,096
                                                              ---------------  -------------
                                                                 $133,622,504  $ 163,570,882
                                                              ===============  =============
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Net unrealized depreciation on open futures positions           $  3,115,056   $         --
 Unrealized depreciation on open forward contracts                  1,219,861      5,457,368
 Accrued expenses:
  Commissions                                                         476,872        604,289
  Management fees                                                     211,026        267,456
  Administrative fees                                                  52,757         66,864
  Incentive fees                                                         --        2,810,786
  Due to CGM                                                            2,273         14,614
  Other                                                                82,301         53,488
 Redemptions payable                                                1,337,104        985,637
                                                                 ------------   ------------
                                                                    6,497,250     10,260,502
                                                                 ------------   ------------
Partners' Capital:
General Partner, 864.9335 Unit equivalents
 outstanding in 2004 and 2003                                       1,378,378      1,546,626
Limited Partners, 78,906.2741 and 84,872.1963
 Redeemable Units of Limited Partnership Interest outstanding
  in 2004 and 2003, respectively                                  125,746,876    151,763,754
                                                                -------------   ------------
                                                                  127,125,254    153,310,380
                                                                -------------   ------------
                                                                 $133,622,504  $ 163,570,882
                                                                 ============   ============


See Accompanying Notes to Unaudited Financial Statements.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

 Sector                                   Contract                                               Fair Value
---------                                ---------                                               -----------
Currencies
                                         Futures contracts purchased (0.17)%                    $   (215,144)
                                         Futures contracts sold 0.04%                                 53,574
                                                                                               ---------------
 Total Currencies (0.13)%                                                                           (161,570)
                                                                                               ---------------

Energy                                   Futures contracts purchased (0.09)%                        (116,340)
                                         Futures contracts sold 0.00%*                                  (886)
                                                                                               ---------------
 Total Energy (0.09)%                                                                               (117,226)
                                                                                               ---------------
Total Grains 0.05%                       Futures contracts sold 0.05%                                 68,538
                                                                                               ---------------
Total Interest Rates U.S. (1.25)%        Futures contracts sold (1.25)%                           (1,587,470)
                                                                                               ---------------

Total Interest Rates Non-U.S. (1.16)%    Futures contracts sold (1.16)%                           (1,476,660)
                                                                                               ---------------
Metals
                                         Unrealized appreciation on forward contracts 0.62%          784,336
                                         Unrealized depreciation on forward contracts (0.96)%     (1,219,861)
                                                                                               ---------------
 Total Metals (0.34)%                                                                               (435,525)
                                                                                               ---------------

 Total Softs 0.17%                       Futures contracts sold 0.17%                                214,149
                                                                                               ---------------
Indices
                                         Futures contracts purchased (0.00)%*                         (3,212)
                                         Futures contracts sold (0.04)%                              (51,605)
                                                                                               ---------------
 Total Indices (0.04)%                                                                               (54,817)
                                                                                               ---------------
Total Fair Value (2.79)%                                                                        $ (3,550,581)
                                                                                               ===============

                                                                                                 % of Investments at
Country Composition                                  Investments at Fair Value                       Fair Value
--------------------                                 ---------------------------                   ----------------
Australia                                                     $       (35,050)                              (0.99)%
Germany                                                              (701,035)                             (19.74)
Hong Kong                                                             (51,605)                              (1.45)
Japan                                                                (301,091)                              (8.48)
Spain                                                                  (3,212)                              (0.09)
United Kingdom                                                       (873,284)                             (24.60)
United States                                                      (1,585,304)                             (44.65)
                                                             -----------------                             -------
                                                             $     (3,550,581)                            (100.00)%
                                                             =================                            ========

Percentages are based on Partners' capital unless otherwise indicated.
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

 Sector                                          Contract                                                      Fair Value
--------                                         -----------                                                  ------------
 Currencies                                      Futures contracts purchased  2.19%                            $3,353,014
                                                 Unrealized appreciation on forward contracts 0.00%*                  547
                                                 Unrealized depreciation on forward contracts (0.46)%            (697,168)
                                                                                                              -----------
                                                 Total forward contracts (0.46%)                                 (696,621)
                                                                                                              -----------

   Total Currencies 1.73%                                                                                       2,656,393
                                                                                                              -----------

 Total Energy (0.30)%                            Futures contracts purchased (0.30)%                             (467,020)
                                                                                                              -----------

 Total Grains (0.14)%                            Futures contracts purchased (0.14)%                             (212,455)
                                                                                                              -----------

 Total Interest Rates U.S. (0.07)%               Futures contracts purchased (0.07)%                             (113,875)
                                                                                                              -----------

 Total Interest Rates Non-U.S. (0.03)%           Futures contracts purchased (0.03)%                              (44,191)
                                                                                                              -----------

 Metals                                          Total futures contracts purchased 0.21%                          316,390

                                                 Unrealized appreciation on forward contracts 6.15%             9,430,862
                                                 Unrealized depreciation on forward contracts (3.11)%          (4,760,200)
                                                                                                              -----------
                                                 Total forward contracts 3.04%                                  4,670,662
                                                                                                              -----------

   Total Metals 3.25%                                                                                           4,987,052
                                                                                                              -----------

 Total Indices 2.73%                             Futures contracts sold 2.73%                                   4,192,772
                                                                                                              -----------

 Total Fair Value 7.17%                                                                                       $10,998,676
                                                                                                              ===========

                                                   Investments              % of Investments
Country Composition                                 at Fair Value             at Fair Value
--------------------                               --------------             -------------
Germany                                               $1,423,867                 12.95%
France                                                   114,273                  1.04
Hong Kong                                                 19,193                  0.17
Japan                                                    (17,134)                (0.16)
Spain                                                    251,047                  2.28
United Kingdom                                         4,871,097                 44.29
United States                                          4,336,333                 39.43
                                                     -----------                ------
                                                     $10,998,676                100.00%
                                                     ===========                ======

Percentages are based on Partners' capital unless otherwise indicated.
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                Salomon Smith Barney Fairfield Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)


                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                           June 30,
                                           ------------------------------  --------------------------------
                                                2004               2003             2004            2003
                                           ------------------------------  --------------------------------
Income:
 Net gains (losses) on trading
  of commodity futures:
 Realized gains (losses) on closed
  positions                                $ (11,917,248)       8,423,800    $   6,957,870    $  21,314,507
 Change in unrealized losses on open
  positions                                  (12,933,239)      (4,638,633)     (14,549,257)      (8,861,995)
                                          -------------    -------------    -------------    --------------
                                             (24,850,487)       3,785,167       (7,591,387)      12,452,512
 Interest income                                 239,765          228,659          530,967          421,539
                                           -------------    -------------    -------------    --------------
                                             (24,610,722)       4,013,826       (7,060,420)      12,874,051
                                           -------------    -------------    -------------    --------------
Expenses:
 Brokerage commissions including
  clearing fees of $29,484, $44,104,
  $88,651 and $84,729, respectively            1,689,332        1,422,577        3,780,892        2,440,740
 Management fees                                 679,370          568,339        1,479,249          971,967
 Administrative fees                             169,843          142,085          369,813          242,992
 Other                                            25,425           14,044           51,991           46,770
 Incentive fees                                      --           326,444        2,826,991        1,747,649
                                           -------------    -------------    -------------    --------------
                                               2,563,970        2,473,489        8,508,936        5,450,118
                                           -------------    -------------    -------------    --------------

 Net income (loss)                           (27,174,692)       1,540,337      (15,569,356)       7,423,933
  Additions                                           --       23,235,000               --       49,394,000
  Redemptions                                 (4,485,118)      (6,535,923)     (10,615,770)      (7,739,513)
                                           -------------    -------------    -------------    --------------
 Net increase (decrease) in
  Partners' capital                          (31,659,810)      18,239,414      (26,185,126)      49,078,420

Partners' capital, beginning of period       158,785,064       89,207,275      153,310,380       58,368,269
                                           -------------    -------------    -------------    --------------
Partners' capital, end of period           $ 127,125,254    $ 107,446,689    $ 127,125,254    $ 107,446,689
                                            ------------    -------------    -------------    --------------
Net asset value per Redeemable Unit
  (79,771.2076 and 64,800.8769
   Redeemable Units outstanding at
   June 30, 2004 and 2003, respectively)   $    1,593.62    $    1,658.11    $    1,593.62    $    1,658.11
                                           -------------    -------------    -------------    --------------
Net income (loss) per Redeemable Unit
  of Limited Partnership Interest and
  General Partner Unit equivalent          $     (332.06)   $       25.91    $    (194.52)    $      179.04
                                           -------------    -------------    -------------    --------------

See Accompanying Notes to Unaudited Financial Statements.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Three months ended                Six months ended
                                                                          June 30,                         June 30,
                                                                ----------------------------     -----------------------------
                                                                    2004              2003            2004             2003
                                                                ----------------------------     -----------------------------
Cash flows from operating activities:
  Net Income (loss)                                           $ (27,174,692)   $   1,540,337    $ (15,569,356)   $   7,423,933
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Changes in operating assets and liabilities:
        Net unrealized appreciation on
             open futures positions                              10,887,490        5,845,109       10,139,691        8,899,921
        Unrealized appreciation (depreciation) on open
             forward contracts                                    3,109,701          686,322        8,647,073         (206,178)
        (Increase) decrease in interest receivable                    3,827            5,365          (12,252)          26,076

      Unrealized depreciation on open forward contracts          (1,063,952)      (1,892,798)      (4,237,507)         168,252
      Accrued expenses:
       Increase (decrease) in commissions                          (147,137)          69,194         (127,417)         194,853
       Increase (decrease) in management fees                       (65,119)          30,641          (56,430)          86,221
       Increase (decrease) in administrative fees                   (16,279)           7,660          (14,107)          21,555
       Increase (decrease) in incentive fees                     (2,826,991)      (1,094,761)      (2,810,786)         234,711
       Decrease in due to CGM                                        (6,192)          (5,868)         (12,341)         (11,739)
       Increase in other                                              2,369           13,694           28,813           46,003
       Increase in redemptions payable                              286,044        4,512,635          351,467        5,001,149
                                                              -------------    -------------    -------------    -------------
        Net cash provided by (used in) operating activities     (17,010,931)       9,717,530       (3,673,152)      21,884,757
                                                              -------------    -------------    -------------    -------------

Cash flows from financing activities:
   Proceeds from additions Limited Partners                              --       23,235,000               --       49,394,000
   Payments for redemptions                                      (4,485,118)      (6,535,923)     (10,615,770)      (7,739,513)
                                                              -------------    -------------    -------------    -------------
        Net cash provided by (used in) financing activities      (4,485,118)      16,699,077      (10,615,770)      41,654,487
                                                              -------------    -------------    -------------    -------------
        Net change in cash                                      (21,496,049)      26,416,607      (14,288,922)      63,539,244
        Cash, at beginning of period                            154,304,869       92,489,251      147,097,742       55,366,614
                                                              -------------    -------------    -------------    -------------
        Cash, at end of period                                $ 132,808,820    $ 118,905,858    $ 132,808,820    $ 118,905,858
                                                              =============    =============    =============    =============

See Accompanying Notes to Unaudited Financial Statements.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


1.   General:

     Salomon Smith Barney Fairfield Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on March 25, 2002 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (April 15, 2002 through June 4, 2002), the Partnership sold 12,424 redeemable units of Limited Partnership Interest ("Redeemable Units") and 126 Units of General Partnership Interest. The Partnership commenced trading on June 5, 2002.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2004, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Registration Statement on Form 10-12 G/A filed with the Securities and Exchange Commission on June 1, 2004.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:


                                                     Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                 -----------------------   ----------------------
                                                     2004          2003         2004        2003
                                                 -----------------------   ----------------------
Net realized and unrealized gains (losses)*   $  (324.28)   $   38.93    $ (144.52)   $  236.44
Interest income                                     2.94         3.45         6.40         7.43
Expenses **                                       (10.72)      (16.47)      (56.40)      (64.83)
                                                --------    ---------    ---------    ---------
Increase (decrease) for the period               (332.06)       25.91      (194.52)      179.04
Net Asset Value per Redeemable
 Unit, beginning of period                      1,925.68     1,632.20     1,788.14     1,479.07
                                                --------    ---------    ---------    ---------

Net Asset Value per Redeemable
Unit, end of period                           $ 1,593.62   $ 1,658.11   $ 1,593.62   $ 1,658.11
                                                ========    =========    =========    =========
Redemption/subscription value
 per Redeemable Unit versus net
 Asset value per Redeemable Unit                 --              0.38      --              0.38
                                                --------    ---------    ---------    ---------
Redemption/subscription value
 per Redeemable Unit, end of
 period***                                    $ 1,593.62   $ 1,658.49   $ 1,593.62   $ 1,658.49
                                                ========    =========    =========    =========

*    Includes brokerage commissions.
**   Excludes brokerage commissions.
*** For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription Net Asset Value per Redeemable Unit.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                                      Three Months Ended Six Months Ended
                                           June 30,         June 30,
                                        -------------    --------------
                                        2004    2003     2004      2003
                                        -------------    --------------
Ratio to average net assets: ***
Net investment loss before
 incentive fees ****                   (6.6)%  (7.3)%   (7.1)%   (7.4)%
                                        ====     ===     ====     ====

Operating expenses                      7.3%    8.2%     7.8%     8.3%
Incentive fees                          0.0%    0.3%     1.9%     1.9%
                                        ----     ---     ----     ----
Total expenses                          7.3%    8.5%     9.7%    10.2%
                                        ====     ===     ====     ====

Total return:
Total return before incentive fees    (17.2)%   1.9%    (8.9)%   13.9%
Incentive fees                          0.0%   (0.3)%   (2.0)%   (1.8)%
                                       ----     ---     ----     ----
Total return after incentive fees     (17.2)%   1.6%   (10.9)%   12.1%
                                       ====     ===     ====     ====


***   Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (continued)


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $3,537,575 and $4,723,567, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(3,550,581) and $10,998,676, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.   Financial Instrument Risks:

     In the normal course of its business the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

                Salomon Smith Barney Fairfield Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


     Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2004.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 17.1% from $153,310,380 to $127,125,254. This decrease was attributable to a net loss from operations of $15,569,356, coupled with the redemption of 5,965.9222 Redeemable Units of Limited Partnership Interest totaling $10,615,770. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2004, the Net Asset Value per Redeemable Unit decreased 17.2% from $1,925.68 to $1,593.62 as compared to an increase of 1.6% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $24,850,487. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $3,785,167. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, grains, metals, and indices.

     During the Partnership's six months ended June 30, 2004, the Net Asset Value per Redeemable Unit decreased 10.9% from $1,788.14 to $1,593.62 as compared to an increase of 12.1% for the six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $7,591,387. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. interest rates, softs and indices and were partially offset by gains in energy, grains non-U.S. interest rates and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2003 of $12,452,512. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by losses in grains, livestock, metals, and indices.

     The lack of persistent trends resulted in a difficult environment for the Advisor, which began precisely as the second quarter got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for Advisor resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy sector and softs markets. The interest rate, stock index, currency and precious metals were the primary contributors to the losses while trading in crude oil, cotton and cocoa provided some profits for the Partnership to mitigate the other losses.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 increased by $11,106 and $109,428, respectively, as compared to the corresponding period in 2003. The increase in interest income is primarily due to an increase in average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2004 increased by $266,755 and $1,340,152, respectively, as compared to the corresponding period in 2003. The increase in brokerage commissions and fees is due to higher average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2004 increased by $111,031 and $507,282, respectively, as compared to the corresponding period in 2003. The increase in management fees is due to lower average net assets during the three months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2004, resulted in incentive fees of $0 and $2,826,991, respectively. Trading performance for the three and six months ended June 30, 2003, resulted in incentive fees of $326,444 and $1,747,649, respectively.

Item. 3 Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

     The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $127,125,254. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Registration Statement on Form 10-12 G/A filed on June 1, 2004.


                                  June 30, 2004
                                   (Unaudited)

                                                                             Three Months Ended June 30, 2004
                                                                      -------------------------------------------
                                                    % of Total            High              Low            Average
Market Sector                     Value at Risk    Capitalization     Value at Risk    Value at Risk    Value at Risk
---------------------------- ----------------- ---------------- ------------------ --------------- -----------------
Currencies                        $ 1,599,394            1.26%         $1,813,156        $153,600          $984,869
 - Exchange Traded
Contracts
 - OTC Contracts                            -                -              6,684               -             3,713
Energy                                442,100            0.35%          2,113,500         442,100         1,174,533
Grains                                292,250            0.23%            292,250          51,625           135,583
Interest Rates U.S.                 2,888,500            2.27%          3,708,750         426,975         2,644,067
Interest Rates Non-U.S.             4,077,182            3.21%          4,798,826       1,046,046         2,558,029
Metals:
 - OTC Contracts                      109,000            0.09%            285,600          80,000           136,400
Softs                                 143,884            0.11%            171,241          31,800            91,909
Indices                               373,216            0.29%          5,270,083         241,414         1,909,691
                                      -------            -----
Total                              $9,925,526            7.81%
                                   ==========            =====

Item 4.   Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.


     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Item 8 "Legal Proceedings" in the Partnership's Registration Statement on Form 10-12G/A filed on June 1, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Units at the end of each month. For the three months ended June 30, 2003 there were additional sales of 14,059.6464 Redeemable Units totaling $23,235,000. Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a) Total Number of     (b) Average Price       (c) Total Number of    (d) Maximum Number
                                Shares (or Units)       Paid per Share (or      Shares (or Units)      (or Approximate
                                Purchased*              Unit)**                 Purchased as Part of   Dollar Value) of
                                                                                Publicly Announced     Shares (or Units)
                                                                                Plans or Programs      that May Yet Be
                                                                                                       Purchased Under the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004     771.0963             $1,731.36               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004       1,075.1548             $1,686.24               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004       839.0355             $1,593.62               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                            2,685.2866             $1,670.41               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Registration Statement on Form 10-12G/A filed June 1, 2004.

          Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

          Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

          Exhibit  -  32.1  -  Section  1350  Certification   (Certification  of
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.



By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
     -------------------------------------
     David J. Vogel,
     President and Director


Date: 8/12/04
-----------------------


By:  /s/ Daniel R. McAuliffe, Jr.
     -------------------------------------
     Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director

Date: 8/12/04
-----------------------

                                                                    Exhibit 31.1
                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Fairfield Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2004
--------------------
                                                  /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Fairfield Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2004
---------------------
                                            /s/ Daniel R. McAuliffe, Jr.
                                            ----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Fairfield Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date: August  12, 2004
----------------------


/s/ David J. Vogel
----------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Fairfield Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 12, 2004
-----------------------


/s/ Daniel R. McAuliffe, Jr.
----------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director