Form 10-Q
period 2004-09-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2004-11-12
CIK 1170406

DRAFT

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number 0-50736

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	04-3621353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue – 7th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

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

Yes          No X

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited).	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited).	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures.	18
PART II - Other Information		19

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $16,090,510 in 2004 and $22,528,015 in 2003)	$109,595,749	$147,097,742
Net unrealized appreciation on open futures positions	5,758,039	7,024,635
Unrealized appreciation on open forward contracts	368,719	9,431,409
	115,722,507	163,553,786
Interest receivable	38,074	17,096
	$115,760,581	$163,570,882
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$479,219	$5,457,368
Accrued expenses:
Commissions	425,218	604,289
Management fees	188,116	267,456
Administrative fees	47,029	66,864
Incentive fees	—	2,810,786
Due to CGM	—	14,614
Other	105,446	53,488
Redemptions payable	987,741	985,637
	2,232,769	10,260,502
Partners' Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2004 and 2003	1,293,569	1,546,626
Limited Partners, 75,044.4396 and 84,872.1963 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	112,234,243	151,763,754
	113,527,812	153,310,380
	$115,760,581	$163,570,882

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.12)%	$(133,811)
	Futures contracts sold (0.22)%	(248,385)
Total Currencies (0.34)%		(382,196)
Total Energy 1.33%	Futures contracts purchased 1.33%	1,507,550
Total Grains 0.87%	Futures contracts sold 0.87%	983,490
Total Interest Rates U.S. 0.63%	Futures contracts purchased 0.63%	713,988
Total Interest Rates Non-U.S. 2.62%	Futures contracts purchased 2.62%	2,969,300
Metals
	Unrealized appreciation on forward contracts 0.32%	368,719
	Unrealized depreciation on forward contracts (0.42)%	(479,219)
Total Metals (0.10)%		(110,500)
Indices
	Futures contracts purchased (0.09)%	(96,928)
	Futures contracts sold 0.06%	62,835
Total Indices (0.03)%		(34,093)
Total Fair Value 4.98%		$5,647,539

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$26,006	0.46%
France	(40,892)	(0.72)
Germany	1,505,707	26.66
Hong Kong	(26,161)	(0.46)
Japan	602,667	10.67
United Kingdom	757,380	13.41
United States	2,822,832	49.98
	$5,647,539	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies	Futures contracts purchased 2.19%	$3,353,014
	Unrealized appreciation on forward contracts 0.00%*	547
	Unrealized depreciation on forward contracts (0.46)%	(697,168)
	Total forward contracts (0.46%)	(696,621)
Total Currencies 1.73%		2,656,393
Total Energy (0.30)%	Futures contracts purchased (0.30)%	(467,020)
Total Grains (0.14)%	Futures contracts purchased (0.14)%	(212,455)
Total Interest Rates U.S. (0.07)%	Futures contracts purchased (0.07)%	(113,875)
Total Interest Rates Non-U.S. (0.03)%	Futures contracts purchased (0.03)%	(44,191)
Metals	Total futures contracts purchased 0.21%	316,390
	Unrealized appreciation on forward contracts 6.15%	9,430,862
	Unrealized depreciation on forward contracts (3.11)%	(4,760,200)
	Total forward contracts 3.04%	4,670,662
Total Metals 3.25%		4,987,052
Total Indices 2.73%	Futures contracts sold 2.73%	4,192,772
Total Fair Value 7.17%		$10,998,676

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Germany	$1,423,867	12.95%
France	114,273	1.04
Hong Kong	19,193	0.17
Japan	(17,134)	(0.16)
Spain	251,047	2.28
United Kingdom	4,871,097	44.29
United States	4,336,333	39.43
	$10,998,676	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(15,107,969)	$(9,777,509)	$(8,150,099)	$11,536,998
Change in unrealized gains (losses) on open positions	9,198,120	(3,115,811)	(5,351,137)	(11,977,806)
	(5,909,849)	(12,893,320)	(13,501,236)	(440,808)
Interest income	288,403	187,663	819,370	609,202
	(5,621,446)	(12,705,657)	(12,681,866)	168,394
Expenses:
Brokerage commissions including clearing fees of $42,316, $58,796, $130,967 and $143,525, respectively	1,430,489	1,586,938	5,211,381	4,027,678
Management fees	591,086	604,505	2,070,335	1,576,472
Administrative fees	147,771	151,126	517,584	394,118
Incentive fees	—	—	2,826,991	1,747,649
Other	25,815	14,677	77,806	61,447
	2,195,161	2,357,246	10,704,097	7,807,364
Net income (loss)	(7,816,607)	(15,062,903)	(23,385,963)	(7,638,970)
Additions	—	23,928,000	—	73,322,000
Redemptions	(5,780,835)	(8,148,146)	(16,396,605)	(15,887,659)
Net increase (decrease) in Partners' capital	(13,597,442)	716,951	(39,782,568)	49,795,371
Partners' capital, beginning of period	127,125,254	107,446,689	153,310,380	58,368,269
Partners' capital, end of period	$113,527,812	$108,163,640	$113,527,812	$108,163,640
Net asset value per Redeemable Unit (75,909.3731 and 73,976.9585 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$1,495.57	$1,462.13	$1,495.57	$1,462.13
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(98.05)	$(195.98)	$(292.57)	$(16.94)
Redemption Net asset value per Unit	$1,495.57	$1,462.38	$1,495.57	$1,462.38

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net Income (loss)	$(7,816,607)	$(15,062,903)	$(23,385,963)	$(7,638,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(8,873,095)	3,196,794	1,266,596	12,096,715
(Increase) decrease in unrealized appreciation on open forward contracts	415,617	(720,491)	9,062,690	(926,669)
(Increase) decrease in interest receivable	(8,726)	(706)	(20,978)	25,370
Increase (decrease) in unrealized depreciation on open forward contracts	(740,642)	639,508	(4,978,149)	807,760
Accrued expenses:
Increase (decrease) in commissions	(51,654)	(708)	(179,071)	194,145
Increase (decrease) in management fees	(22,910)	(199)	(79,340)	86,022
Increase (decrease) in administrative fees	(5,728)	(50)	(19,835)	21,505
Increase (decrease) in incentive fees	—	(326,444)	(2,810,786)	(91,733)
Increase (decrease) in due to CGM	(2,273)	(6,023)	(14,614)	(17,762)
Increase (decrease) in other	23,145	(69,940)	51,958	(23,937)
Increase (decrease) in redemptions payable	(349,363)	(505,038)	2,104	4,496,111
Net cash provided by (used in) operating activities	(17,432,236)	(12,856,200)	(21,105,388)	9,028,557
Cash flows from financing activities:
Proceeds from additions – Limited Partners	—	23,928,000	—	73,322,000
Payments for redemptions – Limited Partners	(5,780,835)	(8,148,146)	(16,396,605)	(15,887,659)
Net cash provided by (used in) financing activities	(5,780,835)	15,779,854	(16,396,605)	57,434,341
Net change in cash	(23,213,071)	2,923,654	(37,501,993)	66,462,898
Cash, at beginning of period	132,808,820	118,905,858	147,097,742	55,366,614
Cash, at end of period	$109,595,749	$121,829,512	$109,595,749	$121,829,512

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2004, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Registration Statement on Form 10-12 G/A filed with the Securities and Exchange Commission on June 1, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$(91.97)	$(188.16)	$(236.49)	$48.28
Interest income	3.68	2.48	10.08	9.91
Expenses **	(9.76)	(10.30)	(66.16)	(75.13)
Decrease for the period	(98.05)	(195.98)	(292.57)	(16.94)
Net Asset Value per Redeemable Unit, beginning of period	1,593.62	1,658.11	1,788.14	1,479.07
Net Asset Value per Redeemable Unit, end of period	$1,495.57	$1,462.13	$1,495.57	$1,462.13
Redemption/subscription value per Redeemable Unit versus Net Asset value per Redeemable Unit	—	0.25	—	0.25
Redemption/subscription value per Redeemable Unit, end of period***	$1,495.57	$1,462.38	$1,495.57	$1,462.38

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription Net Asset Value per Redeemable Unit.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ratio to average net assets: ****
Net investment loss before incentive fees *****	(6.4)%	(7.5)%	(6.9)%	(7.5)%
Operating expenses	7.4%	8.2%	7.7%	8.3%
Incentive fees	0.0%	0.0%	2.1%	1.8%

Total expenses	7.4%	8.2%	9.8%	10.1%
Total return:
Total return before incentive fees	(6.2)%	(11.8)%	(14.3)%	0.5%
Incentive fees	0.0%	(0.0)%	(2.1)%	(1.7)%
Total return after incentive fees	(6.2)%	(11.8)%	(16.4)%	(1.2)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2004 and December 31, 2003, based on a monthly calculation, were $3,065,208 and $4,723,567, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $5,647,539 and $10,998,676, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2004.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 25.9% from $153,310,380 to $113,527,812. This decrease was attributable to a net loss from operations of $23,385,963, coupled with the redemption of 9,827.7567 Redeemable Units of Limited Partnership Interest totaling $16,396,605. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2004, the Net Asset Value per Redeemable Unit decreased 6.2% from $1,593.62 to $1,495.57 as compared to a decrease of 11.8% in the third quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $5,909,849. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, grains and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $12,893,320. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, energy, grains, livestock and metals and were partially offset by gains in softs and indices.

During the Partnership's nine months ended September 30, 2004, the Net Asset Value per Redeemable Unit decreased 16.4% from $1,788.14 to $1,495.57 as compared to a decrease of 1.2% for the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $13,501,236. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, softs and indices and were partially offset by gains in energy, grains, non-U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2003 of $440,808. Losses were primarily attributable to the trading of commodity futures in grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, energy, softs and indices.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following Advisor. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. interest rate markets generating losses for these positions as the Federal Reserve Bank tightened short-term rates in spite of persistent market-driven lower long-term interest rates. Slightly offsetting these losses were gains in non-US interest rate trading. Trading in global stock market indices was also unprofitable for the Partnership's Advisor as the same lack of direction caused trends to be initiated and only a short time later to be reversed.

Trading in crude oil, natural gas and gas oil contributed profits during the quarter as crude oil hit successive highs each month ending in September at over $50 per barrel. Trading in grains also contributed to profits for the period while metals and softs were slightly negative.

The overall expectation is for continued directionless financial markets and potentially volatile commodity markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2004 increased by $100,740 and $210,168, respectively, as compared to the corresponding periods in 2003. The increase in interest income is primarily due to an increase in interest rates during the three months ended September 30, 2004 and an increase in average net assets in the nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2004 decreased by $156,449 as compared to the corresponding period in 2003. Commissions decreased in the third quarter of 2004 due to lower month-end net assets as compared to the corresponding period in 2003. Commissions and fees for the nine months ended September 30, 2004 increased by $1,183,703 as compared to the corresponding period in 2003. The increase in brokerage commissions and fees is due to higher month-end net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended September 30, 2004 decreased by $13,419 as compared to the corresponding period in 2003. Management fees decreased during the third quarter of 2004 due to lower month-end net assets as compared to the corresponding period in 2003. Management fees during the nine months ended September 30, 2004 increased by $493,863 as compared to the corresponding period in 2003. The increase in management fees is due to higher month-end net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended September 30, 2004 decreased by $3,355 as compared to the corresponding period in 2003. This decrease was due to lower month-end net assets in the third quarter of 2004 as compared to the corresponding period in 2003. Administrative fees for the nine months ended September 30, 2004 increased by $123,466 as compared to the corresponding period in 2003. This increase is due to higher month-end net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2004, resulted in incentive fees of $0 and $2,826,991, respectively. Trading performance for the three and nine months ended September 30, 2003, resulted in incentive fees of $0 and $1,747,649, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average values during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $113,527,812. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Registration Statement on Form 10-12 G/A filed on June 1, 2004.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value* at Risk
Currencies – Exchange Traded Contracts	$1,683,868	1.48%	$2,271,317	$729,586	$1,265,524
Energy	955,500	0.84%	1,800,600	442,500	1,045,667
Grains	204,350	0.18%	634,700	204,350	389,775
Interest Rates U.S.	3,040,600	2.68%	3,140,500	842,200	2,032,433
Interest Rates Non-U.S.	6,991,877	6.16%	6,991,877	1,166,655	4,769,408
Metals: – OTC Contracts	74,925	0.07%	272,500	42,225	74,925
Indices	1,023,477	0.90%	6,259,311	365,810	2,888,317
Total	$13,974,597	12.31%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 8 "Legal Proceedings" in the Partnership's Registration Statement on Form 10-12G/A filed on June 1, 2004 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit at the end of each month. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	1,113.1408	$1,501.94	N/A	N/A
August 1, 2004 - August 31, 2004	2,088.2494	1,494.66	N/A	N/A
September 1, 2004 - September 30, 2004	660.4443	1,495.57	N/A	N/A
Total	3,861.8345	$1,497.39	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Registration Statement on Form 10-12G/A filed June 1, 2004.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	11/12/04
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	11/12/04