Form 10-K
period 2004-12-31
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2005-03-16
CIK 1170406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004

Commission File Number 0-50736

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	04-3621353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Ave. – 7th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X        No

Limited Partnership Redeemable Units with an aggregate value of $125,746,876 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2005, 68,794.1179 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Salomon Smith Barney Fairfield Futures Fund L.P. ("Partnership") is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York. The Partnership commenced trading operations on June 5, 2002. The Partnership engages in speculative trading of commodity interests, including futures contracts, options and forward contracts. The Partnership may also engage in swaps transactions and other derivative transactions with the approval of the General Partner (defined below).

Beginning April 15, 2002, 110,000 redeemable units of Limited Partnership Interest ("Redeemable Units") were offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between April 15, 2002 (commencement of the offering period) and June 4, 2002, 12,423 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $125,000 to the Partnership's trading account on June 5, 2002 when the Partnership commenced trading. The Partnership is not currently offering Redeemable Units. Sales and redemptions of Redeemable units and general partner contributions and redemptions for the year ended December 31, 2004, 2003 and for the period from March 25, 2002 (date Partnership was organized) to December 31, 2002 are reported in the Statements of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

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

The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2022; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

Under the Limited Partnership Agreement, dated as of March 25, 2002, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 0.5% of month-end Net Assets per year.

The General Partner has entered into a Management Agreement (the "Management Agreement") with Graham Capital Management, L.P. ("Graham"), (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management and administration fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees

The Partnership has entered into a Customer Agreement with CGM (the "Customer Agreement") which provides that the Partnership will pay CGM a monthly Brokerage Fee equal to 4.5% per year of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units of the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2004, 2003 and for period from June 5, 2002 (commencement of trading operations) to December 31, 2002 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2004 was $125,370,686.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.

(d)    Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

(e)    Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

Citigroup Global Markets Inc. ("CGM") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Action

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Worldcom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters.

(a)    Market Information. The Partnership has issued no stock. There is no public market for the
Redeemable Units of Limited Partnership Interest.

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2004 was 1,011.

(c)    Distribution. The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds. For the twelve months ended December 31, 2003, there were additional sales of 57,621.1285 Redeemable Units totaling $94,258,000 and General Partner contributions representing 313.0352 Unit equivalents totaling $475,000. For the period from March 25, 2002 (date Partnership was organized) to December 31, 2002 there were additional sales of 32.061.9138 Redeemable Units totaling $43,701,000 and General Partner contributions representing 425.8983 Unit equivalents totaling $542,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003 and 2002, total assets at December 31, 2004, 2003, and the period from March 25, 2002 (date Partnership was organized) to December 31, 2002 were as follows:

	2004	2003	Period from March 25, 2002 (date Partnership was organized) to December 31, 2002
Realized and unrealized trading gains (losses), net of brokerage commissions (including clearing fees) of $6,785,010, $5,845,292 and $1,073,575, respectively	$1,825,629	$25,659,625	$12,429,661
Interest income	1,271,443	829,712	247,745
	$3,097,072	$26,489,337	$12,677,406
Net income (loss) before Incentive Fee to Advisor	$(388,341)	$23,516,370	$12,067,837
Net income (loss) available for pro rata distribution to partners	$(3,215,332)	$18,957,935	$9,706,515
Increase (decrease) in Net Asset Value per Redeemable Unit	$(24.06)	$309.07	$497.79
Total assets	$138,246,357	$163,570,882	$60,120,802

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Graham. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

The K4 Program was developed in 1998 and commenced trading operations in January 1999. The K4 Program uses a mathematical model to identify certain price patterns that have very specific characteristics indicating that there is a high probability that a significant directional move will occur. The K4 Program will normally enter or exit a position only when a significant price and volatility spike takes place. K4 will normally maintain a neutral position in 50% of the markets in the portfolio.

The K4 Program trades in approximately 65 markets including foreign exchange, global interest rates, stock index futures, agricultural futures, metals and energy.

In addition to the K4 Program, as of December 31, 2004, Graham trades the following futures programs: its Global Diversified Program, the Graham Selective Trading Program, the Proprietary Matrix Program and the Fed Policy Program.

Graham's success depends to a great extent upon the occurrence of market conditions favorable to its trading strategy. Factors such as lack of major price trends or increased governmental control of, or participation in, the markets, may reduce Graham's ability to trade profitably in the future.

As a managed futures Partnership, the Partnership's performance is dependent upon the successful trading of the Partnership's Advisor to achieve the Partnership's objectives. It is the business of the General Partner to monitor the Advisor's performance to assure compliance with the Partnership's trading policies and to determine if the Advisor's performance is meeting the Partnership's objectives. Based on 2004 results, the General Partner continues to believe the Advisor and the trading of the K4 Program have met the Partnership's objectives and expects to continue to allocate the Partnership's assets to the Advisor and this program unless otherwise indicated.

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)    Capital resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2004, 14,668.7146 Redeemable Units were redeemed totaling $24,724,362. For the year ended December 31, 2003, 11,659.7972 Redeemable Units were redeemed totaling $18,748,824. For the period from March 25, 2002 (date Partnership was organized) to December 31, 2002, 5,575.0488 Redeemable Units were redeemed totaling $8,081,246.

There was no additional sales of Redeemable Units for the year ended December 31, 2004. For the year ended December 31, 2003, there were additional sales of 57,621.1285 Redeemable Units totaling $94,258,000 and General Partner contributions representing 313.0352 Unit equivalents totaling $475,000. For the period from March 25, 2002 (date Partnership was organized) to December 31, 2002, there were additional sales of 32,061.9138 Redeemable Units totaling $43,701,000 and General Partner contributions representing 425.8983 Unit equivalents totaling $542,000.

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit decreased 1.3% from $1,788.14 to $1,764.08. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 20.9% from $1,479.07 to $1,788.14. For the period March 25, 2002 (date Partnership was organized) through December 31, 2002, the Net Asset Value per Redeemable Unit increased 50.7% from $1,000 (less offering cost adjustment of $18.72) to $1,479.07.

The Partnership experienced net trading gains of $8,610,639 before commissions and expenses in 2004. Gains were primarily attributable to the trading of currencies, U.S. interest rates, livestock, metals and indices and were partially offset by losses recognized in the trading of energy, non-U.S. interest rates and softs.

Trading results for the year 2004 can be described in three distinct periods: the first three months of the year produced positive results of nearly 8% with trends carrying over from late 2003, the next five months which saw trend disruptions and produced losses of over 24%, and the period September through December which experienced a recovery period with profits of over 17% but from a lower base. Overall, the Partnership ended the year essentially flat with a decline of approximately 1.3% in the net asset value per unit. The results for the year were heavily influenced by two historic trends: the decline in the value of the U.S. dollar versus major currencies and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in both U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisor. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. April though August was such a period the Partnership's advisor adjusted positions from what had been profitable, long-term trends to choppy, directionless and volatile markets. Particularly treacherous and thus unprofitable was trading in currencies, U.S. and Asian interest rates and global stock indices while energy and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector provided profits to the Partnership through the end of the third quarter and into the beginning of the fourth quarter. Later in the fourth quarter the U.S. dollar resumed its slide toward $1.40 to the euro, base metals prices rose and interest rates declined all generally favorable to the advisor's positions. Global stock markets in particular surged along with declining interest rates which produced a profitable December for the Partnership. During the fourth quarter, the Partnership's advisor recovered much of the earlier period's losses and ended the year with a net slight decline in net asset value per unit.

The Partnership experienced net trading gains of $31,504,917 before commissions and expenses in 2003. Gains were primarily attributable to the trading of currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by losses recognized in the trading of metals.

The Partnership experienced net trading gains of $13,503,236 before commissions and expenses during the period March 25, 2002 (date Partnership was organized) through December 31, 2002. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates, indices, softs and livestock and were partially offset by losses recognized in the trading of energy, grains and metals.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

(d)    Operational Risk

The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holder, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Introduction

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

Quantifying the Partnership's Trading Value at Risk

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Partnership's futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004, and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $125,370,686.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Over-the-counter Contracts	$5,565,841	4.44%	$5,565,841	$4,456	$705,744
Energy	297,500	0.24%	2,690,000	68,000	1,216,842
Interest rates U.S.	1,567,950	1.25%	3,913,100	180,100	2,417,500
Interest rates Non-U.S.	3,441,755	2.74%	7,093,441	234,668	4,218,699
Metals
– Exchange Traded Contracts	342,000	0.27%	537,000	246,000	407,000
– Over-the-counter Contracts	837,725	0.67%	1,939,055	45,225	269,563
Softs	147,400	0.12%	287,222	8,289	85,806
Indices	14,446,332	11.52%	14,477,773	168,124	5,640,488
Total	$26,646,503	21.25%

* Annual average based on month-end value at risk

As of December 31, 2003, the Partnership's total capitalization was $13,310,380.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– Exchange Traded Contracts	$5,041,803	3.29%	$5,449,521	$1,433,142	$3,257,940
– Over-the-counter Contracts	571,850	0.37%	2,807,286	17,349	1,080,770
Energy	832,500	0.54%	2,295,500	17,500	1,166,292
Grains	80,600	0.05%	699,150	39,200	311,696
Interest rates U.S.	562,500	0.37%	3,266,250	45,600	1,288,433
Interest rates Non-U.S.	209,196	0.14%	3,726,191	156,305	1,350,235
Metals
– Exchange Traded Contracts	262,500	0.17%	2,345,200	192,000	237,375
– Over-the-counter Contracts	1,359,525	0.89%	1,682,205	54,000	857,512
Indices	10,287,679	6.71%	21,583,003	907,347	7,863,439
Total	$19,208,153	12.53%

* Annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2004, the Partnership's primary exposures were in the EUREX and NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold. Although the Advisor trades base metals such as copper, the principal market exposures of the Partnership have consistently been in the precious metals. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership.

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2004.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Report of Independent Registered Public Accounting Firm	F-3
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003	F-4
Condensed Schedules of Investments at December 31, 2004 and 2003	F-5 - F-6
Statements of Income and Expenses for the years ended December 31, 2004 and 2003 and for the period June 5, 2002 (commencement of trading operations) to December 31, 2002	F-7
Statements of Changes in Partners' Capital for the years ended December 31, 2004 and 2003 and for the period March 25, 2002 (date Partnership was organized) to December 31, 2002	F-8
Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period March 25, 2002 (date Partnership was organized) to December 31, 2002	F-9
Notes to Financial Statements	F-10 - F-14
Selected Unaudited Quarterly Financial Data	F-15

To the Limited Partners of
Salomon Smith Barney Fairfield Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Daniel R. McAuliffe, Jr.
By: Daniel R. McAuliffe, Jr.
Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Salomon Smith Barney Fairfield Futures Fund L.P.
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Salomon Smith Barney Fairfield Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Fairfield Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from March 25, 2002 (date Partnership was organized) to December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Fairfield Futures Fund L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from March 25, 2002 to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 14, 2005

Salomon Smith Barney
Fairfield Futures Fund L.P.
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $29,455,643 and $22,528,015 in 2004 and 2003, respectively) (Note 3c)	$129,515,744	$147,097,742
Net unrealized appreciation on open futures positions	2,936,841	7,024,635
Unrealized appreciation on open forward contracts	5,771,456	9,431,409
	138,224,041	163,553,786
Interest receivable (Note 3c)	22,316	17,096
	$138,246,357	$163,570,882
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,345,959	$5,457,368
Accrued expenses:
Commissions (Note 3c)	498,924	604,289
Management fees (Note 3b)	220,823	267,456
Administrative fees (Note 3a)	55,206	66,864
Incentive fees (Note 3b)	—	2,810,786
Due to CGM (Note 6)	—	14,614
Professional fees	28,251	50,378
Other	16,541	3,110
Redemptions payable (Note 5)	4,709,967	985,637
	12,875,671	10,260,502
Partners' Capital (Notes 1 and 5):
General Partner, 864.9335 Unit equivalents outstanding in 2004 and 2003	1,525,816	1,546,626
Limited Partners, 70,203.4817 and 84,872.1963 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	123,844,870	151,763,754
	125,370,686	153,310,380
	$138,246,357	$163,570,882

See accompanying notes to financial statements.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 3.80%	$4,769,286
	Unrealized depreciation on forward contracts (4.85)%	(6,082,616)
Total Currencies (1.05)%		(1,313,330)
Energy 0.22%	Futures contracts sold 0.22%	274,150
Interest Rates U.S.
	Futures contracts purchased 0.37%	458,014
	Futures contracts sold 0.08%	102,760
Total Interest Rates U.S. 0.45%		560,774
Interest Rates Non-U.S.
	Futures contracts purchased 0.10%	133,530
	Futures contracts sold (0.06)%	(79,474)
Total Interest Rates Non-U.S. 0.04%		54,056
Metals
	Futures contracts purchased (0.19)%	(244,360)
	Unrealized appreciation on forward contracts 0.80%	1,002,170
	Unrealized depreciation on forward contracts (1.01)%	(1,263,343)
	Total forward contracts (0.21)%	(261,173)
Total Metals (0.40)%		(505,533)
Softs 0.09%	Futures contracts purchased 0.09%	107,831
Indices 1.74%	Futures contracts purchased 1.74%	2,184,390
Total Fair Value 1.09%		$1,362,338

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$4,934	0.36%
France	(18,168)	(1.33)
Germany	(171,260)	(12.57)
Hong Kong	(6,741)	(0.50)
Japan	63,150	4.64
Spain	250,083	18.36
United Kingdom	321,712	23.61
United States	918,628	67.43
	$1,362,338	100.00%

Percentages are based on Partners' capital unless otherwise indicated

See accompanying notes to financial statements.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 2.19%	$3,353,014
	Unrealized appreciation on forward contracts 0.00%*	547
	Unrealized depreciation on forward contracts (0.46)%	(697,168)
	Total forward contracts (0.46%)	(696,621)
Total Currencies 1.73%		2,656,393
Energy (0.30)%	Futures contracts purchased (0.30)%	(467,020)
Grains (0.14)%	Futures contracts purchased (0.14)%	(212,455)
Interest Rates U.S. (0.07)%	Futures contracts purchased (0.07)%	(113,875)
Interest Rates Non-U.S. (0.03)%	Futures contracts purchased (0.03)%	(44,191)
Metals
	Futures contracts purchased 0.21%	316,390
	Unrealized appreciation on forward contracts 6.15%	9,430,862
	Unrealized depreciation on forward contracts (3.11)%	(4,760,200)
	Total forward contracts 3.04%	4,670,662
Total Metals 3.25%		4,987,052
Indices 2.73%	Futures contracts sold 2.73%	4,192,772
Total Fair Value 7.17%		$10,998,676

Country Composition	Investments at Fair Value	% of Investments at Fair Value
France	$114,273	1.04%
Germany	1,423,867	12.95
Hong Kong	19,193	0.17
Japan	(17,134)	(0.16)
Spain	251,047	2.28
United Kingdom	4,871,097	44.29
United States	4,336,333	39.43
	$10,998,676	100.00%

Percentages are based on Partners' capital unless otherwise indicated

See accompanying notes to financial statements.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2004 and 2003 and
for the period June 5, 2002 (commencement of trading operations)
to December 31, 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$18,246,977	$24,151,280	$9,858,197
Net unrealized gains (losses) on open positions	(9,636,338)	7,353,637	3,645,039
	8,610,639	31,504,917	13,503,236
Interest income (Note 3c)	1,271,443	829,712	247,745
	9,882,082	32,334,629	13,750,981
Expenses:
Brokerage commissions including clearing fees of $184,032, $209,012 and $31,142, respectively (Note 3c)	6,785,010	5,845,292	1,073,575
Management fees (Note 3b)	2,705,964	2,295,848	427,899
Administrative fees (Note 3a)	676,491	573,962	106,975
Incentive fees (Note 3b)	2,826,991	4,558,435	2,361,322
Professional fees	82,576	93,792	62,500
Other expenses	20,382	9,365	12,195
	13,097,414	13,376,694	4,044,466
Net income (loss)	$(3,215,332)	$18,957,935	$9,706,515
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(24.06)	$309.07	$497.79

See accompanying notes to financial statements.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Statement of Changes in Partners' Capital
for the years ended December 31, 2004 and 2003 and
for the period June 5, 2002 (commencement of trading operations)
to December 31, 2002

	Limited Partners	General Partner	Total
Initial capital contributions, 1 Redeemable Unit of Limited Partnership Interest and General Partner's contribution representing 1 Unit equivalent	$1,000	$1,000	$2,000
Proceeds from offering of 12,423 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 125 Unit equivalents (Note 1)	12,423,000	125,000	12,548,000
Offering costs (Note 6)	(49,000)	(1,000)	(50,000)
Opening Partnership capital	12,375,000	125,000	12,500,000
Net income	9,557,219	149,296	9,706,515
Sale of 32,061.9138 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 425.8983 Unit equivalents	43,701,000	542,000	44,243,000
Redemption of 5,575.0488 Redeemable Units of Limited Partnership Interest	(8,081,246)	—	(8,081,246)
Partners' capital at December 31, 2002	57,551,973	816,296	58,368,269
Net income	18,702,605	255,330	18,957,935
Sale of 57,621.1285 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 313.0352 Unit equivalents	94,258,000	475,000	94,733,000
Redemption of 11,659.7972 Redeemable Units of Limited Partnership Interest	(18,748,824)	—	(18,748,824)
Partners' capital at December 31, 2003	151,763,754	1,546,626	153,310,380
Net loss	(3,194,522)	(20,810)	(3,215,332)
Redemption of 14,668.7146 Redeemable Units of Limited Partnership Interest	(24,724,362)	—	(24,724,362)
Partners' capital at December 31, 2004	$123,844,870	$1,525,816	$125,370,686

Net Asset Value Per Redeemable Unit:

2002:	$1,479.07
2003:	$1,788.14
2004:	$1,764.08

See accompanying notes to financial statements.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2004 and 2003 and
for the period March 25, 2002 (date Partnership was organized)
to December 31, 2002

	2004	2003	2002
Cash flows from operating activities:
Net Income (loss)	$(3,215,332)	$18,957,935	$9,706,515
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(6,927,628)	(16,237,202)	(6,290,813)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	4,087,794	(2,443,655)	(4,580,980)
(Increase) decrease in unrealized appreciation on open forward contracts	3,659,953	(9,304,284)	(127,125)
(Increase) decrease in interest receivable	(5,220)	28,987	(46,083)
Increase (decrease) in unrealized depreciation on open forward contracts	1,888,591	4,394,302	1,063,066
Accrued expenses:
Increase (decrease) in commissions	(105,365)	378,583	225,706
Increase (decrease) in management fees	(46,633)	167,606	99,850
Increase (decrease) in administrative fees	(11,658)	41,901	24,963
Increase (decrease) in incentive fees	(2,810,786)	2,719,053	91,733
Increase (decrease) in due to CGM	(14,614)	(23,849)	38,463
Increase (decrease) in other	13,431	261	2,849
Increase (decrease) in professional fees	(22,127)	5,864	44,514
Increase (decrease) in redemptions payable	3,724,330	824,248	161,389
Net cash provided by (used in) operating activities	214,736	(490,250)	414,047
Cash flows from financing activities:
Proceeds from additions – Limited Partners	—	94,258,000	43,701,000
Proceeds from additions – General Partner	—	475,000	542,000
Payments for redemptions – Limited Partners	(24,724,362)	(18,748,824)	(8,081,246)
Net cash provided by (used in) financing activities	(24,724,362)	75,984,176	36,161,754
Net change in cash	(24,509,626)	75,493,926	36,575,801
Unrestricted cash, at beginning of period	124,569,727	49,075,801	12,500,000
Unrestricted cash, at end of period	$100,060,101	$124,569,727	$49,075,801

See accompanying notes to financial statements.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Notes to Financial Statements

1.	Partnership Organization:

Salomon Smith Barney Fairfield Futures Fund L.P. (the "Partnership") is a limited partnership which was organized under the partnership laws of the State of New York on March 25, 2002 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between April 15, 2002 (commencement of the offering period) and June 4, 2002, 12,423 redeemable units of Limited Partnership Interest ("Redeemable Units") and 125 Units of General Partnership Interest were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until June 5, 2002, at which time they were remitted to the Partnership for trading. The Partnership was authorized to sell 50,000 Redeemable Units of Limited Partnership Interest during its initial offering period. The Partnership is not currently offering Redeemable Units.

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

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; a decline in net assets after trading commences to less than $1,000,000, or under certain other circumstances as defined in the Limited Partnership Agreement.

2.	Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

c.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to current year presentation.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner an administrative fee equal to 0.5% of adjusted net assets per year, payable monthly. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Graham Capital Management L.P. (the "Advisor"), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership will pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership will pay the Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits earned by the Advisor for the Partnership, as defined in the Management Agreement.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 4.5% per year of adjusted net assets. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $29,455,643 and $22,528,015, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity in the Partnership's account during each month (i.e., the sum of the daily U.S. dollar cash balance in such accounts divided by the number of calendar days in that month). Interest is earned at the 30-day Treasury bill rate determined weekly by CGM. Interest is paid to the Partnership based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days (or on the maturity date closest thereto) from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Notes to Financial Statements

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $4,356,763 and $4,723,567, respectively.

5.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their redemption value per Redeemable Unit as of the last day of each month ending at least three months after their issuance on ten days notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the initial offering period will not reduce redemption value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions.

6.	Offering Costs:

Offering costs of approximately $50,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs will be reimbursed to CGM by the Partnership over the first 24 months of trading commencing with the month immediately following the first twelve month period of operations (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

For the year ended December 31, 2004, all of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $121 and $1,137 for the years ended December 31, 2004 and 2003, respectively, and $1,195 for the period from March 25, 2002 to December 31, 2002 which is included in other expenses.

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2004 and 2003 and for the period from June 5, 2002 (commencement of trading operations) to December 31, 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains*	$36.91	$415.49	$641.28
Interest income	16.13	12.54	9.96
Expenses**	(77.10)	(118.96)	(153.45)
Increase (decrease) for the period	(24.06)	309.07	497.79
Net asset value per Redeemable Unit, beginning of period	1,788.14	1,479.07	1,000.00
Offering cost adjustment	—	—	(18.72)
Net asset value per Redeemable Unit, end of period	$1,764.08	$1,788.14	$1,479.07
Redemption/subscription value per Redeemable Unit versus net asset value per Redeemable Unit	—	0.15	0.93
Redemption/subscription value per Redeemable Unit, end of period***	$1,764.08	$1,788.29	$1,480.00

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription Net Asset Value per Redeemable Unit.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Notes to Financial Statements

	2004	2003	2002
Ratios to average net assets:****
Net investment loss before incentive fees*****	(6.7)%	(7.4)%	(4.5)%
Operating expenses	7.6%	8.2%	5.3%
Incentive fees	2.1%	4.2%	7.4%
Total expenses	9.7%	12.4%	12.7%
Total return:
Total return before incentive fees	0.9%	24.5%	56.7%
Incentive fees	(2.2)%	(3.6)%	(6.0)%
Total return after incentive fees	(1.3)%	20.9%	50.7%

****	Annualized in 2002

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners' share of income, expenses and average net assets.

8.	Financial Instrument Risks:

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

Salomon Smith Barney
Fairfield Futures Fund L.P.
Notes to Financial Statements

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and December 31, 2003 is summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$20,990,319	$(7,051,935)	$(26,300,054)	$15,458,742
Net Income (loss)	$20,170,631	$(7,816,607)	$(27,174,692)	$11,605,336
Increase (decrease) in Net Asset Value per Unit	$268.51	$(98.05)	$(332.06)	$137.54

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$30,348,621	$(14,292,595)	$2,591,249	$7,842,062
Net Income (loss)	$26,596,905	$(15,062,903)	$1,540,337	$5,883,596
Increase (decrease) in Net Asset Value per Unit	$326.01	$(195.99)	$25.92	$153.13

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by John W. Henry & Company, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $6,785,010 were earned for the year ended December 31, 2004. Management fees and incentive fees of $2,705,964 and $676,491, respectively were earned by the Advisor for the year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2005, one beneficial owner who is neither a director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	JVA Enterprises Holdings, LLC Mr. Mark Bugge 2905 Lucerne Street, SE Grand Rapids, MI 49546-7160	5,363.6823 Redeemable Units	7.6%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 864.9335 Units (1.22%) of Limited Partnership Interest as of December 31, 2004.

Principals who own Redeemable Units of the Partnership:

David J. Vogel                      35 Redeemable Units

(c)    Changes in control. None.

Item 13.    Certain Relationship and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2004                $59,840

2003                $15,400

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004                $5,136

2003                $4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004 and 2003 and for the period from June 5, 2002 (commencement of trading operations) to December 31, 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004 and 2003 and for the period from March 25, 2002 (date the Partnership was organized) to December 31, 2002.

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period March 25, 2002 (date Partnership was organized) to December 31, 2002.

Notes to Financial Statements.

(2)	Exhibits:

3.1 – Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

3.2 – Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.1 – Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.2 – Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.3 – Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.4 – Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.5 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2002 (previously filed).

10.6 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2003 (previously filed).

10.7 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2004 (filed herein).

16.1 – Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

Exhibit 31.1 – Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 – Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)	Reports on 8-K: (b) None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of March 2005.

Salomon Smith Barney Fairfield Futures Fund L.P.

By:	/s/ Citigroup Managed Futures LLC (General Partner)

By:	/s/ David J. Vogel David J. Vogel, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	Director
/s/ Maureen O'Toole	/s/ Steve J. Keltz
Maureen O'Toole	Steve J. Keltz
Director	Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and Director