Form 10-Q
period 2005-03-31
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2005-05-10
CIK 1170406

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

Yes X     No

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited).	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures.	16
PART II - Other Information		17

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $14,897,012 and $29,455,643 in 2005 and 2004, respectively)	$106,299,950	$129,515,744
Net unrealized appreciation on open futures positions	—	2,936,841
Unrealized appreciation on open forward contracts	2,157,319	5,771,456
	108,457,269	138,224,041
Interest receivable	65,389	22,316
	$108,522,658	$138,246,357
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$2,778,662	$—
Unrealized depreciation on open forward contracts	3,059,315	7,345,959
Accrued expenses:
Commissions	392,452	498,924
Management fees	173,628	220,823
Administrative fees	43,407	55,206
Other	75,792	44,792
Redemptions payable	1,956,065	4,709,967
	8,479,321	12,875,671
Partners' Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2005 and 2004	1,266,496	1,525,816
Limited Partners, 67,458.2545 and 70,203.4817 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	98,776,841	123,844,870
	100,043,337	125,370,686
	$108,522,658	$138,246,357

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 0.68%	$680,081
	Unrealized depreciation on forward contracts (2.62)%	(2,619,097)
Total Currencies (1.94)%		(1,939,016)
Energy 0.23%	Futures contracts purchased 0.23%	230,054
Grains (0.22)%	Futures contracts purchased (0.22)%	(215,295)
Interest Rates U.S. (0.46)%	Futures contracts sold (0.46)%	(463,038)
Interest Rates Non-U.S.	Futures contracts purchased 0.15%	154,395
	Futures contracts sold (0.41)%	(411,175)
Total Interest Rates Non-U.S. (0.26)%		(256,780)
Metals
	Unrealized appreciation on forward contracts 1.48%	1,477,238
	Unrealized depreciation on forward contracts (0.44)%	(440,218)

Total Metals 1.04%		1,037,020
Softs 0.03%	Futures contracts purchased 0.03%	27,867
Indices (2.10)%	Futures contracts purchased (2.10)%	(2,101,470)
Total Fair Value (3.68)%		$(3,680,658)

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$13,579	0.37%
France	157,340	4.27
Germany	(754,865)	(20.51)
Hong Kong	(7,783)	(0.21)
Japan	(1,066,614)	(28.98)
United Kingdom	485,016	13.18
Spain	22,209	0.60
United States	(2,529,540)	(68.72)
	$(3,680,658)	(100.00)%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

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

Percentages are based on Partners' capital unless otherwise indicated

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(14,652,373)	$18,875,118
Change in unrealized gains (losses) on open positions	(5,042,996)	(1,616,018)
	(19,695,369)	17,259,100
Interest income	534,454	291,202
	(19,160,915)	17,550,302
Expenses:
Brokerage commissions including clearing fees of $36,871 and $59,167, respectively	1,343,258	2,091,560
Management fees	528,573	799,879
Administrative fees	132,144	199,970
Incentive fees	—	2,826,991
Other	31,000	26,566
	2,034,975	5,944,966
Net income (loss)	(21,195,890)	11,605,336
Redemptions	(4,131,459)	(6,130,652)
Net increase (decrease) in Partners' capital	(25,327,349)	5,474,684
Partners' capital, beginning of period	125,370,686	153,310,380
Partners' capital, end of period	$100,043,337	$158,785,064
Net asset value per Redeemable Unit (68,323.1880 and 82,456.4942 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$1,464.27	$1,925.68
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(299.81)	$137.54
Redemption Net asset value per Unit	$1,464.27	$1,925.76

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(21,195,890)	$11,605,336
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	14,558,631	6,662,436
(Increase) decrease in net unrealized appreciation on open futures positions	2,936,841	(748,403)
(Increase) decrease in unrealized appreciation on open forward contracts	3,614,137	5,537,372
(Increase) decrease in interest receivable	(43,073)	(16,079)
Increase (decrease) in unrealized depreciation on open futures contracts	2,778,662	—
Increase (decrease) in unrealized depreciation on open forward contracts	(4,286,644)	(3,172,951)
Accrued expenses:
Increase (decrease) in commissions	(106,472)	19,720
Increase (decrease) in management fees	(47,195)	8,689
Increase (decrease) in administrative fees	(11,799)	2,172
Increase (decrease) in incentive fees	—	16,205
Increase (decrease) in due to CGM	—	(6,149)
Increase (decrease) in other	31,000	26,444
Increase (decrease) in redemptions payable	(2,753,902)	65,423
Net cash provided by (used in) operating activities	(4,525,704)	20,000,215
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(4,131,459)	(6,130,652)
Net change in cash	(8,657,163)	13,869,563
Unrestricted cash, at beginning of period	100,060,101	124,569,727
Unrestricted cash, at end of period	$91,402,938	$138,439,290

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2005, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(297.59)	$179.76
Interest income	7.59	3.46
Expenses **	(9.81)	(45.68)
Increase (decrease) for the period	(299.81)	137.54
Net Asset Value per Redeemable Unit, beginning of period	1,764.08	1,788.14
Net Asset Value per Redeemable Unit, end of period	$1,464.27	$1,925.68
Redemption/subscription value per Redeemable Unit versus Net Asset value per Redeemable Unit	—	0.08
Redemption/subscription value per Redeemable Unit, end of period***	$1,464.27	$1,925.76

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription Net Asset Value per Redeemable Unit.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Ratio to average net assets: ****
Net investment loss before incentive fees *****	(5.5)%	(7.3)%
Operating expenses	7.5%	8.0%
Incentive fees	—%	1.8%
Total expenses	7.5%	9.8%
Total return:
Total return before incentive fees	(17.0)%	9.6%
Incentive fees	—%	(1.9)%
Total return after incentive fees	(17.0)%	7.7%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2005 and December 31, 2004, based on a monthly calculation, were $(7,290,874) and $4,356,763, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $(3,680,658) and $1,362,338, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2005
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital decreased 20.2% from $125,370,686 to $100,043,337. This decrease was attributable to a net loss from operations of $21,195,890, coupled with the redemption of 2,745.2272. Redeemable Units of Limited Partnership Interest totaling $4,131,459. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2005, the Net Asset Value per Redeemable Unit decreased 17.0% from $1,764.08 to $1,464.27 as compared to an increase of 7.7% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $19,695,369. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, energy, grains and indices and were partially offset by gains in metals, softs and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $17,259,100. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, energy, grains, livestock, indices and metals and were partially offset by losses in softs and currencies.

Results for the first quarter were highlighted by difficult trading conditions in volatile energy and financial markets and resulted in effectively giving back much of the gains from the fourth quarter 2004.

First quarter performance was adversely affected by sharp trend-reversals and general choppy price patterns across a number of markets. Energy price increases, particularly in crude oil and natural gas that had produced profits through much of the last third of 2004, initially weakened against advisor's positions, then later regained strength. These conditions in energy markets produced losses for the Partnership's advisor.

Similarly, the U.S. dollar, which had generated profits consistently in 2004, began to reverse its long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January but continued through the quarter as the markets produced no identifiable direction. Trading in interest rate contracts was mixed while stock indices showed some strength in February but not sufficient to offset substantial losses in January and March. Metals and agricultural trading was slightly positive for the quarter.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $243,252, as compared to the corresponding period in 2004. The increase in interest income is primarily due to higher interest rates during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2005 decreased by $748,302 as compared to the corresponding period in 2004. Commissions decreased in the first quarter of 2005 due to lower month-end net assets as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2005 decreased by $271,306 as compared to the corresponding period in 2004. Management fees decreased during the first quarter of 2005 due to lower month-end net assets as compared to the corresponding period in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2005 decreased by $67,826 as compared to the corresponding period in 2003. Administrative fees decreased due to lower month-end net assets in the first quarter of 2004 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2005. Trading performance for the three months ended March 31, 2004 resulted in incentive fees of $2,826,991.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average values during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $100,043,337. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three months ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies – OTC	$629,595	0.63%	$5,789,160	$383,009	$804,394
Energy	1,369,875	1.37%	1,425,125	133,100	619,625
Grains	150,000	0.15%	293,400	17,400	50,000
Interest Rates U.S.	1,851,850	1.86%	1,878,000	330,820	1,168,833
Interest Rates Non-U.S.	766,059	0.76%	4,742,211	523,186	1,814,042
Metals: – OTC	1,750,640	1.75%	1,750,640	837,725	1,406,497
Softs	32,900	0.03%	147,400	22,000	50,793
Indices	6,899,889	6.90%	15,462,251	6,760,785	8,076,005
Total	$13,450,808	13.45%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	487.7594	$1,555.30	N/A	N/A
February 1, 2005 - February 28, 2005	921.6044	$1,537.30	N/A	N/A
March 1, 2005 - March 31, 2005	1,335.8634	$1,464.27	N/A	N/A
Total	2,745.2272	$1,518.96	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2004.

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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	May 10, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 10, 2005