Form 10-Q
period 2005-06-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2005-08-09
CIK 1170406

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited).	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures.	16
PART II - Other Information		17

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $17,187,314 and $29,455,643 in 2005 and 2004, respectively)	$83,211,069	$129,515,744
Net unrealized appreciation on open futures positions	3,872,573	2,936,841
Unrealized appreciation on open forward contracts	4,657,157	5,771,456
	91,740,799	138,224,041
Interest receivable	52,268	22,316
	$91,793,067	$138,246,357
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,770,629	$7,345,959
Accrued expenses:
Commissions	329,261	498,924
Management fees	145,693	220,823
Administrative fees	36,423	55,206
Other	63,241	44,792
Redemptions payable	903,897	4,709,967
	4,249,144	12,875,671
Partners' Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2005 and 2004	1,216,174	1,525,816
Limited Partners, 61,395.7849 and 70,203.4817 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	86,327,749	123,844,870
	87,543,923	125,370,686
	$91,793,067	$138,246,357

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 4.89%	$4,283,908
	Unrealized depreciation on forward contracts (2.38)%	(2,085,605)
Total Currencies 2.51%		2,198,303
Interest Rates U.S. 1.24%	Futures contracts purchased 1.24%	1,089,308
Interest Rates Non-U.S. 2.87%	Futures contracts purchased 2.87%	2,507,882
Metals
	Unrealized appreciation on forward contracts 0.43%	373,249
	Unrealized depreciation on forward contracts (0.78)%	(685,024)
	Total forward contracts (0.35)%	(311,775)

Total Metals (0.35)%
Softs 0.00%*	Futures contracts sold 0.00%*	2,888
Indices	Futures contracts purchased 0.36%	311,549
	Futures contracts sold (0.05)%	(39,054)
Total Indices 0.31%		272,495
Total Fair Value 6.58%		$5,759,101

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$22,990	0.40%
Germany	1,330,099	23.10
France	43,301	0.75
Hong Kong	(21,947)	(0.38)
Japan	48,547	0.84
Spain	92,624	1.61
United Kingdom	1,113,657	19.33
United States	3,129,830	54.35
	$5,759,101	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

*	Due to rounding.

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

Percentages are based on Partners' capital unless otherwise indicated

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(12,720,934)	$(11,917,248)	$(27,373,307)	$6,957,870
Change in unrealized gains (losses) on open positions	9,439,759	(12,933,239)	4,396,763	(14,549,257)
	(3,281,175)	(24,850,487)	(22,976,544)	(7,591,387)
Interest income	504,421	239,765	1,038,875	530,967
	(2,776,754)	(24,610,722)	(21,937,669)	(7,060,420)
Expenses:
Brokerage commissions including clearing fees of $20,758, $29,484, $57,629 and $88,651, respectively	1,120,008	1,689,332	2,463,266	3,780,892
Management fees	441,308	679,370	969,881	1,479,249
Administrative fees	110,327	169,843	242,471	369,813
Other	30,666	25,425	61,666	51,991
Incentive fees	—	—	—	2,826,991
	1,702,309	2,563,970	3,737,284	8,508,936
Net loss	(4,479,063)	(27,174,692)	(25,674,953)	(15,569,356)
Redemptions–Limited Partners	(8,020,351)	(4,485,118)	(12,151,810)	(10,615,770)
Net decrease in Partners' capital	(12,499,414)	(31,659,810)	(37,826,763)	(26,185,126)
Partners' capital, beginning of period	100,043,337	158,785,064	125,370,686	153,310,380
Partners' capital, end of period	$87,543,923	$127,125,254	$87,543,923	$127,125,254
Net asset value per Redeemable Unit (62,260.7184 and 79,771.2076 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$1,406.09	$1,593.62	$1,406.09	$1,593.62
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(58.18)	$(332.06)	$(357.99)	$(194.52)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(4,479,063)	$(27,174,692)	$(25,674,953)	$(15,569,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,290,302)	4,045,126	12,268,329	10,707,562
(Increase) decrease in net unrealized appreciation on open futures positions	(3,872,573)	5,832,592	(935,732)	7,024,635
(Increase) decrease in unrealized appreciation on open forward contracts	(2,499,838)	3,109,701	1,114,299	8,647,073
(Increase) decrease in interest receivable	13,121	3,827	(29,952)	(12,252)
Increase (decrease) in unrealized depreciation on open futures contracts	(2,778,662)	3,115,056	—	3,115,056
Increase (decrease) in unrealized depreciation on open forward contracts	(288,686)	875,890	(4,575,330)	(4,237,507)
Accrued expenses:
Increase (decrease) in commissions	(63,191)	(147,137)	(169,663)	(127,417)
Increase (decrease) in management fees	(27,935)	(65,119)	(75,130)	(56,430)
Increase (decrease) in administrative fees	(6,984)	(16,279)	(18,783)	(14,107)
Increase (decrease) in incentive fees	—	(2,826,991)	—	(2,810,786)
Increase (decrease) in due to CGM	—	(6,192)	—	(12,341)
Increase (decrease) in other	(12,551)	2,369	18,449	28,813
Net cash provided by (used in) operating activities	(16,306,664)	(13,251,849)	(18,078,466)	6,682,943
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(9,072,519)	(4,199,074)	(15,957,880)	(10,264,303)
Net change in cash	(25,379,183)	(17,450,923)	(34,036,346)	(3,581,360)
Unrestricted cash, at beginning of period	91,402,938	138,439,290	100,060,101	124,569,727
Unrestricted cash, at end of period	$66,023,755	$120,988,367	$66,023,755	$120,988,367

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

1.    General:

Salomon Smith Barney Fairfield Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on March 25, 2002 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (April 15, 2002 through June 4, 2002), the Partnership sold 12,423 redeemable units of Limited Partnership Interest ("Redeemable Units") and 126 Units of General Partnership Interest. The Partnership commenced trading on June 5, 2002.

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2005, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized losses*	$(57.00)	$(324.28)	$(354.59)	$(144.52)
Interest income	7.67	2.94	15.26	6.40
Expenses **	(8.85)	(10.72)	(18.66)	(56.40)
Decrease for the period	(58.18)	(332.06)	(357.99)	(194.52)
Net Asset Value per Redeemable Unit, beginning of period	1,464.27	1,925.68	1,764.08	1,788.14
Net Asset Value per Redeemable Unit, end of period	$1,406.09	$1,593.62	$1,406.09	$1,593.62

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio to average net assets: ****
Net investment loss before incentive fees *****	(5.4)%	(6.6)%	(5.5)%	(7.1)%
Operating expenses	7.7%	7.3%	7.6%	7.8%
Incentive fees	—%	—%	—%	1.9%
Total expenses	7.7%	7.3%	7.6%	9.7%
Total return:
Total return before incentive fees	(4.0)%	(17.2)%	(20.3)%	(8.9)%
Incentive fees	—%	—%	—%	(2.0)%
Total return after incentive fees	(4.0)%	(17.2)%	(20.3)%	(10.9)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $3,295,116 and $4,356,763, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $5,759,101 and $1,362,338, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
June 30, 2005
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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 30.2% from $125,370,686 to $87,543,923. This decrease was attributable to a net loss from operations of $25,674,953, coupled with the redemption of 8,807.6968 Redeemable Units of Limited Partnership Interest totaling $12,151,810. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005, the Net Asset Value per Redeemable Unit decreased 4.0% from $1,464.27 to $1,406.09 as compared to a decrease of 17.2% in the second quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2005 of $3,281,175. Losses were primarily attributable to the trading of commodity futures in metals, softs, U.S. interest rates, energy, grains and indices and were partially offset by gains in currencies and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $24,850,487. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, grains, indices and metals and were partially offset by gains in softs and energy.

Trading in the second quarter of 2005 began with a continuation of volatile and directionless markets that had characterized the first quarter. Neither financial nor commodity markets provided many profitable trading opportunities for the Partnership's Advisor through most of April. May was a positive period as macro-economic trends emerged and continued into June providing improved trading conditions for the Advisor's strategy but not sufficient to make up for April's losses.

Lower interest rates in Europe and the U.S. provided the most profitable trading for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. The fixed income markets shrugged off another rate increase by the U.S. Federal Reserve driven by lower inflation reports, weak European markets, and improved productivity. Lower interest rates were favorable for the Advisor's positions in non-U.S. interest rate contracts. Trading in foreign currencies was profitable for the quarter. Volatility in the global equity markets as a result of inflationary concerns and weak earnings reports in April was a significant contributor to overall to the Advisor's losses for the quarter.

Trading in commodities was likewise unprofitable. A combination of lower inflation expectations and increased supplies disrupted price trends in crude oil, base and precious metals, grains and softs.

During the Partnership's six months ended June 30, 2005, the Net Asset Value per Redeemable Unit decreased 20.3% from $1,764.08 to $1,406.09 as compared to a decrease of 10.9% during the six months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $22,976,544. Losses were primarily attributable to the trading of commodity futures in currencies, metals, grains, energy, softs, U.S. interest rates and indices and were partially offset by gains in non-U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees during the six months ended June 30, 2004 of $7,591,387. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, softs and indices and were partially offset by gains in energy, grains, non-U.S. interest rates and metals.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased by $264,656 and $507,908, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher interest rates during the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 decreased by $569,324 and $1,317,626, respectively, as compared to the corresponding periods in 2004. The decrease in commissions was primarily due to lower month-end net assets as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2005 decreased by $238,062 and $509,368, respectively, as compared to the corresponding periods in 2004. The decrease in management fees was primarily due to lower month-end net assets as compared to the corresponding periods in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2005 decreased by $59,516 and $127,342, respectively, as compared to the corresponding periods in 2004. Administrative fees decreased due to lower month-end net assets as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and six months ended June 30, 2005. Trading performance for the six months ended June 30, 2004 resulted in incentive fees of $2,826,991.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $87,543,923. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three months ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies – OTC	$7,051,312	8.06%	$7,450,935	$629,595	$3,255,231
Interest Rates U.S.	1,727,850	1.97%	1,796,850	83,320	868,049
Interest Rates Non-U.S.	3,672,753	4.20%	3,672,753	412,258	2,392,166
Metals: – OTC	541,550	0.62%	1,961,440	140,738	567,918
Softs	12,000	0.01%	199,831	8,000	95,551
Indices	3,434,116	3.92%	6,905,237	99,501	1,652,571
Total	$16,439,581	18.78%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class acton litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	1,893.2951	$1,300.61	N/A	N/A
May 1, 2005 - May 31, 2005	3,526.3301	$1,319.79	N/A	N/A
June 1, 2005 - June 30, 2005	642.8444	$1,406.09	N/A	N/A
Total	6,062.4696	$1,342.16	N/A	N/A

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

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	August 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 9, 2005