Form 10-Q
period 2005-09-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2005-11-09
CIK 1170406

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 0-50736

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	04-3621353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
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

Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No X

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited).	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures.	16
PART II - Other Information		17

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (Restricted $9,359,760 and $29,455,643 in 2005 and 2004, respectively)	$80,395,229	$129,515,744
Net unrealized appreciation on open futures positions	1,492,664	2,936,841
Unrealized appreciation on open forward contracts	2,903,432	5,771,456
	84,791,325	138,224,041
Interest receivable	57,030	22,316
	$84,848,355	$138,246,357
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$1,195,716	$7,345,959
Accrued expenses:
Commissions	309,400	498,924
Management fees	136,838	220,823
Administrative fees	34,210	55,206
Other	99,992	44,792
Redemptions payable	2,580,895	4,709,967
	4,357,051	12,875,671
Partners' Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2005 and 2004	1,223,518	1,525,816
Limited Partners, 56,036.4014 and 70,203.4817 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	79,267,786	123,844,870

	80,491,304	125,370,686

	$84,848,355	$138,246,357

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts sold 0.00%*	$875
	Unrealized appreciation on forward contracts 2.00%	1,608,970
	Unrealized depreciation on forward contracts (0.43)%	(347,738)
Total Currencies 1.57%		1,262,107
Energy 0.07%	Futures contracts purchased 0.07%	52,807
Grains 0.04%	Futures contracts sold 0.04%	33,212
Interest Rates U.S.
	Futures contracts purchased (0.03)%	(22,906)
	Futures contracts sold 0.11%	84,655
Total Interest Rates 0.08%		61,749
Interest Rates Non - U.S.
	Futures contracts purchased (0.34)%	(278,068)
	Futures contracts sold 0.02%	18,898
Total Interest Rates Non-U.S. (0.32)%		(259,170)
Metals
	Futures contracts purchased 0.19%	154,740
	Unrealized appreciation on forward contracts 1.61%	1,294,462
	Unrealized depreciation on forward contracts (1.05)%	(847,978)
	Total forward contracts 0.56%	446,484
Total Metals 0.75%		601,224
Softs
	Futures contracts purchased 0.12%	100,845
	Futures contracts sold 0.03%	20,944
Total Softs 0.15%		121,789
Indices
	Futures contracts purchased 1.66%	1,339,409
	Futures contracts sold (0.02)%	(12,747)
Total Indices 1.64%		1,326,662
Total Fair Value 3.98%		$3,200,380

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$1,862	0.06%
France	131,525	4.11
Germany	63,601	1.99
Hong Kong	88,236	2.76
Japan	692,939	21.65
Spain	116,636	3.64
United Kingdom	430,132	13.44
United States	1,675,449	52.35
	$3,200,380	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

*	Due to rounding.

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

Percentages are based on Partners' capital unless otherwise indicated

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$3,956,892	$(15,107,969)	$(23,416,415)	$(8,150,099)
Change in unrealized gains (losses) on open positions	(2,558,721)	9,198,120	1,838,042	(5,351,137)
	1,398,171	(5,909,849)	(21,578,373)	(13,501,236)
Interest income	569,709	288,403	1,608,584	819,370
	1,967,880	(5,621,446)	(19,969,789)	(12,681,866)

Expenses:
Brokerage commissions including clearing fees of $34,183, $42,316, $91,812, and $130,967, respectively	1,046,616	1,430,489	3,509,882	5,211,381
Management fees	424,122	591,086	1,394,003	2,070,335
Administrative Fees	106,031	147,771	348,502	517,584
Other	81,590	25,815	143,256	77,806
Incentive fees	—	—	—	2,826,991
	1,658,359	2,195,161	5,395,643	10,704,097
Net income (loss)	309,521	(7,816,607)	(25,365,432)	(23,385,963)
Redemptions	(7,362,140)	(5,780,835)	(19,513,950)	(16,396,605)
Net decrease in Partners' capital	(7,052,619)	(13,597,442)	(44,879,382)	(39,782,568)
Partners' capital, beginning of period	87,543,923	127,125,254	125,370,686	153,310,380
Partners' capital, end of period	$80,491,304	$113,527,812	$80,491,304	$113,527,812
Net asset value per Redeemable Unit (56,901.3349 and 75,909.3731 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$1,414.58	$1,495.57	$1,414.58	$1,495.57
Net gain (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$8.49	$(98.05)	$(349.50)	$(292.57)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net gain (loss)	$309,521	$(7,816,607)	$(25,365,432)	$(23,385,963)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,827,554	(4,270,057)	20,095,883	6,437,505
(Increase) decrease in net unrealized appreciation on open futures positions	2,379,909	(5,758,039)	1,444,177	1,266,596
(Increase) decrease in unrealized appreciation on open forward contracts	1,753,725	415,617	2,868,024	9,062,690
(Increase) decrease in interest receivable	(4,762)	(8,726)	(34,714)	(20,978)
Increase (decrease) in unrealized depreciation on open futures contracts	—	(3,115,056)	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,574,913)	(740,642)	(6,150,243)	(4,978,149)
Accrued expenses:
Increase (decrease) in commissions	(19,861)	(51,654)	(189,524)	(179,071)
Increase (decrease) in management fees	(8,855)	(22,910)	(83,985)	(79,340)
Increase (decrease) in administrative fees	(2,213)	(5,728)	(20,996)	(19,835)
Increase (decrease) in incentive fees	—	—	—	(2,810,786)
Increase (decrease) in due to CGM	—	(2,273)	—	(14,614)
Increase (decrease) in other	36,751	23,145	55,200	51,958
Net cash provided by (used in) operating activities	10,696,856	(21,352,930)	(7,381,610)	(14,669,987)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(5,685,142)	(6,130,198)	(21,643,022)	(16,394,501)
Net change in cash	5,011,714	(27,483,128)	(29,024,632)	(31,064,488)
Unrestricted cash, at beginning of period	66,023,755	120,988,367	100,060,101	124,569,727
Unrestricted cash, at end of period	$71,035,469	$93,505,239	$71,035,469	$93,505,239

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2005, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$9.18	$(91.97)	$(345.41)	$(236.49)
Interest income	9.34	3.68	24.60	10.08
Expenses **	(10.03)	(9.76)	(28.69)	(66.16)
Increase (decrease) for the period	8.49	(98.05)	(349.50)	(292.57)
Net Asset Value per Redeemable Unit, beginning of period	1,406.09	1,593.62	1,764.08	1,788.14
Net Asset Value per Redeemable Unit, end of period	$1,414.58	$1,495.57	$1,414.58	$1,495.57

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets: ****
Net investment loss before incentive fees *****	(5.2)%	(6.4)%	(5.4)%	(6.9)%
Operating expenses	7.9%	7.4%	7.6%	7.7%
Incentive fees	—%	—%	—%	2.1%
Total expenses	7.9%	7.4%	7.6%	9.8%
Total return:
Total return before incentive fees	0.6%	(6.2)%	(19.8)%	(14.3)%
Incentive fees	—%	—%	—%	(2.1)%
Total return after incentive fees	0.6%	(6.2)%	(19.8)%	(16.4)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $1,151,279 and $4,356,763, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $3,200,380 and $1,362,338, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 35.8% from $125,370,686 to $80,491,304. This decrease was attributable to a net loss from operations of $25,365,432, coupled with the redemption of 14,167.0803 Redeemable Units of Limited Partnership Interest totaling $19,513,950. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005, the Net Asset Value per Redeemable Unit increased 0.6% from $1,406.09 to $1,414.58 as compared to a decrease of 6.2% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $1,398,171. Gains were primarily attributable to the trading of commodity futures in softs, energy, and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $5,909,849. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, softs, indices and metals and were partially offset by gains in grains, non-U.S. interest rates and energy.

Third Quarter results reflect strong trends and profitable trading in the stock index and markets with directionless and volatile prices in interest rates and currencies producing losses. Periodic trading opportunities in metals and softs provided additional small gains for the Partnership. The overall net result was slightly positive for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most apparent trends for the quarter were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets, which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

The most profitable trading, however, was in global stock market indices. Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this market was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisor.

During the Partnership's nine months ended September 30, 2005, the Net Asset Value per Redeemable Unit decreased 19.8% from $1,764.08 to $1,414.58 as compared to a decrease of 16.4% during the nine months ended September 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $21,578,373. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, and indices and were partially offset by gains in energy and softs. The Partnership experienced a net trading loss before commissions and related fees during the nine months ended September 30, 2004 of $13,501,236. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, softs and indices and were partially offset by gains in energy, grains, non-U.S. interest rates and metals.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased by $281,306 and $789,214, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 decreased by $383,873 and $1,701,499, respectively, as compared to the corresponding periods in 2004. The decrease in commissions was primarily due to lower month-end net assets as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2005 decreased by $166,964 and $676,332, respectively, as compared to the corresponding periods in 2004. The decrease in management fees was primarily due to lower month-end net assets as compared to the corresponding periods in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2005 decreased by $41,740 and $169,082, respectively, as compared to the corresponding periods in 2004. Administrative fees decreased due to lower month-end net assets as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2005. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees earned of $0 and $2,826,991, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $80,491,304. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three months ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies: – OTC	$1,864,928	2.32%	$7,403,003	$339,241	$3,170,749
Energy	584,000	0.72%	1,787,000	50,000	807,000
Grains	37,500	0.05%	81,000	5,400	23,900
Interest Rates U.S.	84,920	0.11%	1,727,850	56,093	161,920
Interest Rates Non-U.S.	372,444	0.46%	3,622,780	222,627	881,046
Metals – Exchange Traded	225,000	0.28%	247,000	73,000	198,000
– OTC	243,560	0.30%	466,783	40,700	274,980
Softs	91,400	0.11%	131,400	12,000	98,963
Indices	4,983,134	6.19%	9,677,434	4,127,071	7,017,125
Total	$8,486,886	10.54%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these during the registrant's last quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. JPMORGAN CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several JPMorgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	368.6945	$1,367.85	N/A	N/A
August 1, 2005 - August 31, 2005	3,166.1933	$1,350.81	N/A	N/A
September 1, 2005 - September 30, 2005	1,824.4957	$1,414.58	N/A	N/A
Total	5,359.3835	$1,377.75	N/A	N/A

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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	November 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2005

18