Form 10-Q
period 2006-03-31
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2006-05-11
CIK 1170406

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No X

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited).	3
	Condensed Schedules of Investments at March 31, 2006 and December 31, 2005 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited).	6
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures.	15
PART II - Other Information		16

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (Restricted $12,203,222 and $6,668,033 in 2006 and 2005, respectively)	$65,741,776	$73,279,574
Net unrealized appreciation on open futures positions	2,432,057	—
Unrealized appreciation on open forward contracts	1,908,946	2,834,674
	70,082,779	76,114,248
Interest receivable	70,831	28,843
	$70,153,610	$76,143,091
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$142,543
Unrealized depreciation on open forwards contracts	2,268,532	2,138,247
Accrued expenses:
Commissions	254,569	282,296
Management fees	112,593	124,908
Administrative fees	28,148	31,227
Other	74,621	45,246
Redemptions payable	3,851,262	3,652,070
	6,589,725	6,416,537
Partners' Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2006 and 2005	1,220,871	1,203,434
Limited Partners, 44,167.1772 and 49,249.2016 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	62,343,014	68,523,120

	63,563,885	69,726,554

	$70,153,610	$76,143,091

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Grains	$(8,000)	(0.01)%
Indices	364,685	0.57
Metals	25,810	0.04

Total futures contracts purchased	382,495	0.60

Futures Contracts Sold

Energy	(82,179)	(0.13)
Grains	(8,119)	(0.01)
Interest Rates U.S.	1,018,021	1.60
Interest Rates Non-U.S.	1,035,634	1.63
Softs	86,205	0.14

Total futures contracts sold	2,049,562	3.23

Unrealized Appreciation on Forward Contracts

Currencies	1,645,676	2.59
Metals	263,270	0.41

Total unrealized appreciation on forward contracts	1,908,946	3.00

Unrealized Depreciation on Forward Contracts

Currencies	(2,007,051)	(3.16)
Metals	(261,481)	(0.41)

Total unrealized depreciation on forward contracts	(2,268,532)	(3.57)

Total fair value	$2,072,471	3.26%

Percentages are based on Partners' capital unless otherwise indicated.

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

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

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$158,194	$(14,652,373)
Change in unrealized gains (losses) on open positions	1,518,587	(5,042,996)
	1,676,781	(19,695,369)
Interest income	593,413	534,454
	2,270,194	(19,160,915)

Expenses:
Brokerage commissions including clearing fees of $36,304 and $36,871, respectively	837,115	1,343,258
Management fees	343,667	528,573
Administrative fees	85,917	132,144
Other	29,375	31,000
	1,296,074	2,034,975
Net income (loss)	974,120	(21,195,890)
Redemptions—Limited Partners	(7,136,789)	(4,131,459)
Net decrease in Partners' capital	(6,162,669)	(25,327,349)
Partners' capital, beginning of period	69,726,554	125,370,686
Partners' capital, end of period	$63,563,885	$100,043,337
Net asset value per Redeemable Unit (45,032.1107 and 68,323.1880 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$1,411.52	$1,464.27
Net gain (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$20.16	$(299.81)

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$974,120	$(21,195,890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(5,535,189)	14,558,631
(Increase) decrease in net unrealized appreciation on open futures positions	(2,432,057)	2,936,841
(Increase) decrease in unrealized appreciation on open forward contracts	925,728	3,614,137
(Increase) decrease in interest receivable	(41,988)	(43,073)
Increase (decrease) in unrealized depreciation on open futures contracts	(142,543)	2,778,662
Increase (decrease) in unrealized depreciation on open forward contracts	130,285	(4,286,644)
Accrued expenses:
Increase (decrease) in commissions	(27,727)	(106,472)
Increase (decrease) in management fees	(12,315)	(47,195)
Increase (decrease) in administrative fees	(3,079)	(11,799)
Increase (decrease) in other	29,375	31,000
Net cash provided by (used in) operating activities	(6,135,390)	(1,771,802)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(6,937,597)	(6,885,361)
Net change in cash	(13,072,987)	(8,657,163)
Unrestricted cash, at beginning of period	66,611,541	100,060,101
Unrestricted cash, at end of period	$53,538,554	$91,402,938

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC, is the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2006, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains (losses)*	$17.41	$(297.59)
Interest income	12.13	7.59
Expenses **	(9.38)	(9.81)
Increase (decrease) for the period	20.16	(299.81)
Net Asset Value per Redeemable Unit, beginning of period	1,391.36	1,764.08
Net Asset Value per Redeemable Unit, end of period	$1,411.52	$1,464.27

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(4.2)%	(5.5)%
Operating expenses	7.8%	7.5%
Incentive fees	—%	—%
Total expenses	7.8%	7.5%
Total return:
Total return before incentive fees	1.4%	(17.0)%
Incentive fees	—%	—%
Total return after incentive fees	1.4%	(17.0)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $1,255,609 and $(10,724), respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $2,072,471 and $553,884, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2006
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

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital decreased 8.8% from $69,726,554 to $63,563,885. This decrease was attributable to a redemption of 5,082.0244 Redeemable Units of Limited Partnership Interest totaling $7,136,789, which was partially offset by net income from operations of $974,120. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006, the Net Asset Value per Redeemable Unit increased 1.4% from $1,391.36 to $1,411.52 as compared to a decrease of 17.0% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $1,676,781. Gains were primarily attributable to the trading of commodity futures in metals, indices, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $19,695,369. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, energy, grains and indices and were partially offset by gains in metals, softs and U.S. interest rates.

The main drivers of performance in the first quarter of 2006 were trending markets in stock indices, interest rates and metals that were conducive to the Advisor's trading program.

Global political instability, rising energy and industrial commodity prices, combined with further increases from the U.S. Federal Reserve, pushed U.S. and global interest rates higher throughout the quarter. This was further reflected in precious metals prices, where gold and silver each surpassed 20 year highs, which produced minor profits for the partnership.

Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisor was well positioned to take advantage of these trends. The results from energy trading were negative with profits in natural gas offset by losses in crude oil trading.

Reducing gains for the Partnership were losses in foreign currency and agricultural markets. The U.S. dollar remained in a trading pattern for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for advisors whose trading systems tend to be longer term in nature. Trading results in grains and softs were inconsequential for the quarter.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006 increased by $58,959, as compared to the corresponding period in 2005. The increase in interest income is primarily due to higher interest rates during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2006 decreased by $ 506,143 as compared to the corresponding period in 2005. The decrease in commissions was primarily due to lower month-end net assets as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2006 decreased by $184,906 as compared to the corresponding period in 2005. The decrease in management fees was primarily due to lower month-end net assets as compared to the corresponding period in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2006 decreased by $46,227 as compared to the corresponding period in 2005. Administrative fees decreased due to lower month-end net assets as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2006 and 2005.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2006, and the highest, lowest and average values during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2006, the Partnership's total capitalization was $63,563,885. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$1,171,864	1.84%	$5,789,160	$367,887	$1,366,105
Energy	193,000	0.31%	1,425,125	76,625	204,267
Grains	19,800	0.03%	293,400	16,000	25,869
Interest Rates U.S.	1,776,800	2.80%	1,905,700	62,565	992,830
Interest Rates Non-U.S.	2,918,663	4.59%	4,742,211	364,356	1,359,482
Metals
– Exchange Traded	29,750	0.05%	642,617	1,500	24,500
– OTC	110,100	0.17%	1,750,640	15,200	69,913
Softs	85,000	0.13%	241,900	22,000	110,400
Indices	4,616,863	7.26%	15,462,251	3,067,272	4,133,697
Total	$10,921,840	17.18%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	1,134.0690	$1,401.03	N/A	N/A
February 1, 2006 – February 28, 2006	1,219.5055	$1,391.27	N/A	N/A
March 1, 2006 – March 31, 2006	2,728.4499	$1,411.52	N/A	N/A
Total	5,082.0244	$1,401.27	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005.

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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	May 11, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 11, 2006