Form 10-Q
period 2006-06-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2006-08-14
CIK 1170406

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No X

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (Restricted $2,732,307 and $6,668,033 in 2006 and 2005, respectively)	$60,281,839	$73,279,574
Net unrealized appreciation on open futures positions	468,560	—
Unrealized appreciation on open forward contracts	995,851	2,834,674
	61,746,250	76,114,248
Interest receivable	61,959	28,843
	$61,808,209	$76,143,091
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$142,543
Unrealized depreciation on open forwards contracts	958,499	2,138,247
Accrued expenses:
Brokerage commissions	228,186	282,296
Management fees	100,915	124,908
Administrative fees	25,229	31,227
Other	72,786	45,246
Redemptions payable	1,433,478	3,652,070
	2,819,093	6,416,537
Partners' Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2006 and 2005	1,239,112	1,203,434
Limited Partners, 40,311.0802 and 49,249.2016 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	57,750,004	68,523,120

	58,989,116	69,726,554

	$61,808,209	$76,143,091

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Energy	$34,660	0.06%
Grains	24,081	0.04
Indices	59,847	0.10
Softs	1,546	0.00 *

Total futures contracts purchased	120,134	0.20

Futures Contracts Sold

Energy	77,762	0.13
Grains	(3,110)	(0.00)*
Indices	996	0.00 *
Interest Rates U.S.	58,255	0.10
Interest Rates Non-U.S.	108,555	0.18
Softs	105,968	0.18

Total futures contracts sold	348,426	0.59

Unrealized Appreciation on Forward Contracts

Currencies	995,851	1.69

Total unrealized appreciation on forward contracts	995,851	1.69

Unrealized Depreciation on Forward Contracts

Currencies	(947,099)	(1.60)
Metals	(11,400)	(0.02)

Total unrealized depreciation on forward contracts	(958,499)	(1.62)

Total fair value	$505,912	0.86%

Percentages are based on Partners' Capital unless otherwise indicated.

*	Due to rounding

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

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$3,241,012	$(12,720,934)	$3,399,206	$(27,373,307)
Change in unrealized gains (losses) on open positions	(1,566,559)	9,439,759	(47,972)	4,396,763
	1,674,453	(3,281,175)	3,351,234	(22,976,544)
Interest income	607,754	504,421	1,201,167	1,038,875
	2,282,207	(2,776,754)	4,552,401	(21,937,669)

Expenses:
Brokerage commissions including clearing fees of $40,863, $20,758, $77,167, and $57,629, respectively	782,743	1,120,008	1,619,858	2,463,266
Management fees	319,118	441,308	662,785	969,881
Administrative fees	79,780	110,327	165,697	242,471
Other	28,310	30,666	57,685	61,666
	1,209,951	1,702,309	2,506,025	3,737,284
Net income (loss)	1,072,256	(4,479,063)	2,046,376	(25,674,953)
Redemptions—Limited Partners	(5,647,025)	(8,020,351)	(12,783,814)	(12,151,810)
Net decrease in Partners' Capital	(4,574,769)	(12,499,414)	(10,737,438)	(37,826,763)
Partners' Capital, beginning of period	63,563,885	100,043,337	69,726,554	125,370,686
Partners' Capital, end of period	$58,989,116	$87,543,923	$58,989,116	$87,543,923
Net asset value per Redeemable Unit (41,176.0137 and 62,260.7184 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$1,432.61	$1,406.09	$1,432.61	$1,406.09
Net gain (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$21.09	(58.18)	$41.25	$(357.99)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,072,256	$(4,479,063)	$2,046,376	$(25,674,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	9,470,915	(2,290,302)	3,935,726	12,268,329
(Increase) decrease in net unrealized appreciation on open futures positions	1,963,497	(3,872,573)	(468,560)	(935,732)
(Increase) decrease in unrealized appreciation on open forward contracts	913,095	(2,499,838)	1,838,823	1,114,299
(Increase) decrease in interest receivable	8,872	13,121	(33,116)	(29,952)
Increase (decrease) in unrealized depreciation on open futures contracts	—	(2,778,662)	(142,543)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,310,033)	(288,686)	(1,179,748)	(4,575,330)
Accrued expenses:
Increase (decrease) in brokerage commissions	(26,383)	(63,191)	(54,110)	(169,663)
Increase (decrease) in management fees	(11,678)	(27,935)	(23,993)	(75,130)
Increase (decrease) in administrative fees	(2,919)	(6,984)	(5,998)	(18,783)
Increase (decrease) in other	(1,835)	(12,551)	27,540	18,449
Net cash provided by (used in) operating activities	12,075,787	(16,306,664)	5,940,397	(18,078,466)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(8,064,809)	(9,072,519)	(15,002,406)	(15,957,880)
Net change in cash	4,010,978	(25,379,183)	(9,062,009)	(34,036,346)
Unrestricted cash, at beginning of period	53,538,554	91,402,938	66,611,541	100,060,101
Unrestricted cash, at end of period	$57,549,532	$66,023,755	$57,549,532	$66,023,755

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Salomon Smith Barney Fairfield Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on March 25, 2002 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (April 15, 2002 through June 4, 2002), the Partnership sold 12,423 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) and 126 Units of General Partnership Interest. The Partnership commenced trading on June 5, 2002.

Citigroup Managed Futures LLC, is the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2006, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$16.94	$(57.00)	$34.35	$(354.59)
Interest income	13.94	7.67	26.07	15.26
Expenses **	(9.79)	(8.85)	(19.17)	(18.66)
Increase (decrease) for the period	21.09	(58.18)	41.25	(357.99)
Net Asset Value per Redeemable Unit, beginning of period	1,411.52	1,464.27	1,391.36	1,764.08
Net Asset Value per Redeemable Unit, end of period	$1,432.61	$1,406.09	$1,432.61	$1,406.09

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(3.8)%	(5.4)%	(4.0)%	(5.5)%
Operating expenses	7.8%	7.7%	7.8%	7.6%
Incentive fees	—%	—%	—%	—%
Total expenses	7.8%	7.7%	7.8%	7.6%
Total return:
Total return before incentive fees	1.5%	(4.0)%	3.0%	(20.3)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	1.5%	(4.0)%	3.0%	(20.3)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $1,143,993 and $(10,724), respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were $505,912 and $553,884, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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
June 30, 2006
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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 15.4% from $69,726,554 to $58,989,116. This decrease was attributable to a redemption of 8,938.1214 Redeemable Units of Limited Partnership Interest totaling $12,783,814, which was partially offset by net income from operations of $2,046,376. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2006, the Net Asset Value per Redeemable Unit increased 1.5% from $1,411.52 to $1,432.61 as compared to a decrease of 4.0% in the second quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $1,674,453. Gains were primarily attributable to the trading of commodity futures in energy, metals, softs, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2005 of $3,281,175. Losses were primarily attributable to the trading of commodity futures in metals, softs, U.S. interest rates, energy, grains and indices and were partially offset by gains in currencies and non-U.S. interest rates.

The second quarter of 2006 was challenging for the Partnership's Advisor as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, energy and metals trading offset losses in currency and stock index trading.

Energy trading was slightly profitable as long positions were helped by rising petroleum prices supported by continuing geopolitical disturbance and short positions benefited from deteriorating fundamentals in natural gas. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central bank continued to raise global rates to combat inflation pressure and Advisor's positions were able to take advantage of these trends.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled global inflation concerns. Losses in the equity sector were attributable to global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Trading in agricultural products was mixed as sharp price reversals in grains translated into losses while gains were made in softs trading.

During the Partnership's six months ended June 30, 2006, the Net Asset Value per Redeemable Unit increased 3.0% from $1,391.36 to $1,432.61 as compared to a decrease of 20.3% during the six months ended June 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2006 of $3,351,234. Gains were primarily attributable to the trading of commodity futures in metals, indices, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $22,976,544. Losses were primarily attributable to the trading of commodity futures in currencies, metals, grains, energy, softs, U.S. interest rates and indices and were partially offset by gains in non-U.S. interest rates.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 increased by $103,333 and $162,292, respectively, as compared to the corresponding period in 2005. The increase in interest income is primarily due to higher interest rates during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2006 decreased by $337,265 and $843,408, respectively, as compared to the corresponding period in 2005. The decrease in commissions was primarily due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2006 decreased by $122,190 and $307,096, respectively, as compared to the corresponding period in 2005. The decrease in management fees was primarily due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding period in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2006 decreased by $30,547 and $76,774 as compared to the corresponding period in 2005. Administrative fees decreased due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2006 and 2005.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2006, and the highest, lowest and average values during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2006, the Partnership's total capitalization was $58,989,116. There has been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded	$146,300	0.25%	$314,545	$17,556	$118,503
– OTC	913,156	1.55%	1,369,480	262,247	696,660
Energy	149,575	0.25%	330,675	105,795	180,808
Grains	53,963	0.09%	304,715	25,400	188,350
Interest Rates U.S.	307,193	0.52%	3,036,960	644,491	1,359,428
Interest Rates Non -U.S.	661,493	1.12%	3,856,632	307,193	1,905,345
Softs	305,620	0.52%	388,678	111,440	293,779
Indices	194,450	0.33%	4,804,160	170,116	1,759,133
Total	$2,731,750	4.63%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	1,487.9212	$1,498.65	N/A	N/A
May 1, 2006 – May 31, 2006	1,367.5700	$1,450.51	N/A	N/A
June 1, 2006 – June 30, 2006	1,000.6058	$1,432.61	N/A	N/A
	3,856.0970	$1,460.59	N/A	N/A

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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006