Form 10-Q
period 2006-09-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2006-11-14
CIK 1170406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

Commission File Number 000-50736

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

Table of Contents

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $6,303,417 and $6,668,033 in 2006 and 2005, respectively)	$54,275,951	$73,279,574
Net unrealized appreciation on open futures positions	725,624	—
Unrealized appreciation on open forward contracts	851,649	2,834,674
	55,853,224	76,114,248
Interest receivable	57,175	28,843
	$55,910,399	$76,143,091
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$142,543
Unrealized depreciation on open forwards contracts	871,306	2,138,247
Accrued expenses:
Brokerage commissions	206,397	282,296
Management fees	91,265	124,908
Administrative fees	22,816	31,227
Other	73,593	45,246
Redemptions payable	679,387	3,652,070
	1,944,764	6,416,537
Partners' Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2006 and 2005	1,168,421	1,203,434
Limited Partners, 39,083.4633 and 49,249.2016 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	52,797,214	68,523,120
	53,965,635	69,726,554
	$55,910,399	$76,143,091

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Grains	$(2,100)	(0.00)*%
Indices	780,072	1.45
Interest Rates U.S.	(64,473)	(0.12)
Interest Rates Non-U.S.	(7,974)	(0.01)

Total futures contracts purchased	705,525	1.32

Futures Contracts Sold

Energy	56,198	0.10
Grains	(26,718)	(0.05)
Indices	(8,440)	(0.02)
Interest Rates U.S.	(17,213)	(0.03)
Interest Rates Non-U.S.	(146,432)	(0.27)
Softs	162,704	0.30

Total futures contracts sold	20,099	0.03

Unrealized Appreciation on Forward Contracts

Currencies	648,378	1.20
Metals	203,271	0.38

Total unrealized appreciation on forward contracts	851,649	1.58

Unrealized Depreciation on Forward Contracts

Currencies	(581,002)	(1.08)
Metals	(290,304)	(0.54)

Total unrealized depreciation on forward contracts	(871,306)	(1.62)

Total fair value	$705,967	1.31%

Percentages are based on Partners' Capital unless otherwise indicated.

*	Due to rounding

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

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(3,084,721)	$3,956,892	$314,486	$(23,416,415)
Change in unrealized gains (losses) on open positions	200,056	(2,558,721)	152,083	1,838,042
	(2,884,665)	1,398,171	466,569	(21,578,373)
Interest income	570,893	569,709	1,772,060	1,608,584
	(2,313,772)	1,967,880	2,238,629	(19,969,789)

Expenses:
Brokerage commissions including clearing fees of $18,708, $34,183, $95,875, and $91,812, respectively	663,465	1,046,616	2,283,323	3,509,882
Management fees	278,634	424,122	941,419	1,394,003
Administrative fees	69,658	106,031	235,355	348,502
Other	28,310	81,590	85,995	143,256
	1,040,067	1,658,359	3,546,092	5,395,643
Net income (loss)	(3,353,839)	309,521	(1,307,463)	(25,365,432)
Redemptions—Limited Partners	(1,669,642)	(7,362,140)	(14,453,456)	(19,513,950)
Net decrease in Partners' Capital	(5,023,481)	(7,052,619)	(15,760,919)	(44,879,382)
Partners' Capital, beginning of period	58,989,116	87,543,923	69,726,554	125,370,686
Partners' Capital, end of period	$53,965,635	$80,491,304	$53,965,635	$80,491,304
Net Asset Value per Redeemable Unit (39,948.3968 and 56,901.3349 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$1,350.88	$1,414.58	$1,350.88	$1,414.58
Net gain (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(81.73)	$8.49	$(40.48)	$(349.50)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,353,839)	$309,521	$(1,307,463)	$(25,365,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(3,571,110)	7,827,554	364,616	20,095,883
(Increase) decrease in net unrealized appreciation on open futures positions	(257,064)	2,379,909	(725,624)	1,444,177
(Increase) decrease in unrealized appreciation on open forward contracts	144,202	1,753,725	1,983,025	2,868,024
(Increase) decrease in interest receivable	4,784	(4,762)	(28,332)	(34,714)
Increase (decrease) in unrealized depreciation on open futures contracts	—	—	(142,543)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(87,193)	(1,574,913)	(1,266,941)	(6,150,243)
Accrued expenses:
Increase (decrease) in brokerage commissions	(21,789)	(19,861)	(75,899)	(189,524)
Increase (decrease) in management fees	(9,650)	(8,855)	(33,643)	(83,985)
Increase (decrease) in administrative fees	(2,413)	(2,213)	(8,411)	(20,996)
Increase (decrease) in other	807	36,751	28,347	55,200
Net cash provided by (used in) operating activities	(7,153,265)	10,696,856	(1,212,868)	(7,381,610)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(2,423,733)	(5,685,142)	(17,426,139)	(21,643,022)
Net change in cash	(9,576,998)	5,011,714	(18,639,007)	(29,024,632)
Unrestricted cash, at beginning of period	57,549,532	66,023,755	66,611,541	100,060,101
Unrestricted cash, at end of period	$47,972,534	$71,035,469	$47,972,534	$71,035,469

See accompanying Notes to Financial Statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

Citigroup Managed Futures LLC, is the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2006, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(86.49)	$9.18	$(52.14)	$(345.41)
Interest income	13.99	9.34	40.06	24.60
Expenses **	(9.23)	(10.03)	(28.40)	(28.69)
Increase (decrease) for the period	(81.73)	8.49	(40.48)	(349.50)
Net Asset Value per Redeemable Unit, beginning of period	1,432.61	1,406.09	1,391.36	1,764.08
Net Asset Value per Redeemable Unit, end of period	$1,350.88	$1,414.58	$1,350.88	$1,414.58

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(3.2)%	(5.2)%	(3.7)%	(5.4)%
Operating expenses	7.4%	7.9%	7.6%	7.6%
Incentive fees	—%	—%	—%	—%
Total expenses	7.4%	7.9%	7.6%	7.6%
Total return:
Total return before incentive fees	(5.7)%	0.6%	(2.9)%	(19.8)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(5.7)%	0.6%	(2.9)%	(19.8)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $651,935 and $(10,724), respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005, were $705,967 and $553,884, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2006
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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 22.6% from $69,726,554 to $53,965,635. This decrease was attributable to a redemption of 10,165.7383 Redeemable Units of Limited Partnership Interest totaling $14,453,456, which was coupled with a net loss from operations of $1,307,463. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. Generally Accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized gains(losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit decreased 5.7% from $1,432.61 to $1,350.88 as compared to an increase of 0.6% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $2,884,665. Losses were primarily attributable to the trading of commodity futures in currencies, grains, metals, and U.S. and non-U.S. interest rates and were partially offset by gains in energy, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $1,398,171. Gains were primarily attributable to the trading of commodity futures in softs, energy, and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, and metals.

The Fund sustained losses during the quarter in the currency and fixed income sectors due to economic uncertainty and posted only modest profits in equity and energy sectors amid declining energy prices and rallying stock markets.

Losses were made in the fixed-income sector during the quarter as the U. S. Treasury market continued to rally as inflation readings suggested a cooling economy. The Fund also sustained losses as European bonds moved higher amid European Central Bank's decision to hold its key rate steady. Small losses were realized in the metals sector primarily due to trading in copper and nickel as prices increased. The currency sector was mixed as losses in Euro positions were only partially offset by profitable trading in the Japanese Yen.

Trading in equity indices was profitable especially in the European markets, as declining bond yields and falling energy prices supported rallies. In the energy sector, the Fund benefited from declining natural gas prices related to weather conditions and fluctuating demand for electricity.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 2.9% from $1,391.36 to $1,350.88 as compared to a decrease of 19.8% during the nine months ended September 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $466,569. Gains were primarily attributable to the trading of commodity futures in metals, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in currencies, energy, grains and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $21,578,373. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, and indices are were partially offset by gains in energy and softs.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 increased by $1,184 and $163,476, respectively, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2006 decreased by $383,151 and $1,226,559, respectively, as compared to the corresponding period in 2005. The decrease in commissions was primarily due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $145,488 and $452,584, respectively, as compared to the corresponding periods in 2005. The decrease in management fees was primarily due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2006 decreased by $36,373 and $113,147, respectively, as compared to the corresponding periods in 2005. Administrative fees decreased due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2006 and 2005.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2006, and the highest, lowest and average values during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2006, the Partnership's total capitalization was $53,965,635. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$864,493	1.60%	$1,225,348	$336,141	$699,694
Energy	83,000	0.15%	238,700	31,425	119,900
Grains	75,750	0.14%	209,000	75,750	128,427
Interest Rates U.S.	415,375	0.77%	415,375	22,752	199,113
Interest Rates Non-U.S.	982,437	1.82%	1,609,526	340,250	877,972
Metals
– OTC Contracts	177,243	0.33%	177,243	4,957	73,835
Softs	180,151	0.34%	246,065	143,100	167,258
Indices	3,071,911	5.69%	3,122,537	275,273	1,727,627
Total	$5,850,360	10.84%

*	Average of month-end Values at Risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litiga tion, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A., ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	341.7861	$1,392.83	N/A	N/A
August 1, 2006 – August 31, 2006	382.9093	$1,342.89	N/A	N/A
September 1, 2006 – September 30, 2006	502.9215	$1,350.88	N/A	N/A
	1,227.6169	$1,362.20	N/A	N/A

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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006