Form 10-Q
period 2007-03-31
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2007-05-14
CIK 1170406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Yes         No X

As of April 30, 2007, 24,010.0811 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (Restricted $3,404,713 and $9,059,615 in 2007 and 2006, respectively)	$36,445,755	$49,180,095
Net unrealized appreciation on open futures positions	250,847	528,088
Unrealized appreciation on open forward contracts	1,127,684	1,888,434
	37,824,286	51,596,617
Interest receivable	44,957	31,573
	$37,869,243	$51,628,190
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forwards contracts	$1,029,066	$782,357
Accrued expenses:
Brokerage commissions	138,151	190,672
Management fees	61,086	84,358
Administrative fees	15,272	21,090
Other	50,352	40,172
Redemptions payable	3,137,938	6,193,385
	4,431,865	7,312,034
Partners’ Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2007 and 2006	1,094,331	1,235,791
Limited Partners, 25,563.1368 and 30,152.0834 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	32,343,047	43,080,365
	33,437,378	44,316,156
	$37,869,243	$51,628,190

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Grains	$(15,811)	(0.05)%
Indices	9,184	0.03
Interest Rates U.S.	(12,763)	(0.04)
Interest Rates Non-U.S.	(8,317)	(0.03)
Softs	28,813	0.09
Metals	(780)	(0.00)*
Total futures contracts purchased	326	0.00 *

Futures Contracts Sold

Energy	(161,223)	(0.48)
Grains	3,625	0.01
Indices	5,015	0.02
Interest Rates U.S.	181	0.00 *
Interest Rates Non-U.S.	388,967	1.16
Softs	13,956	0.04
Total futures contracts sold	250,521	0.75

Unrealized Appreciation on Forward Contracts

Currencies	1,060,439	3.17
Metals	67,245	0.20
Total Unrealized Appreciation on Forward Contracts	1,127,684	3.37

Unrealized Depreciation on Forward Contracts

Currencies	(875,436)	(2.61)
Metals	(153,630)	(0.46)
Total Unrealized Depreciation on Forward Contracts	(1,029,066)	(3.07)
Total fair value	$349,465	1.05%

Percentages are based on Partners’ Capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$(8,654)	(0.02)%
Indices	528,542	1.19
Interest Rates U.S.	(664,110)	(1.50)
Interest Rates Non-U.S.	(147,358)	(0.33)
Metals	(3,790)	(0.00	) *
Softs	49,987	0.11
Total Futures Contracts Purchased	(245,383)	(0.55)
Futures Contracts Sold
Energy	150,348	0.34
Indices	(100,190)	(0.23)
Interest Rates Non-U.S.	786,435	1.78
Softs	(63,122)	(0.14)
Total Futures Contracts Sold	773,471	1.75
Unrealized Appreciation on Open Forward Contracts
Currencies	1,883,615	4.25
Metals	4,819	0.01
Total Unrealized Appreciation on Open Forward Contracts	1,888,434	4.26
Unrealized Depreciation on Open Forward Contracts
Currencies	(716,763)	(1.62)
Metals	(65,594)	(0.15)
Total Unrealized Depreciation on Open Forward Contracts	(782,357)	(1.77)
Total fair value	$1,634,165	3.69%

Percentages are based on Partners’ Capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(3,283,505)	$158,194
Change in unrealized gains (losses) on open positions	(1,284,700)	1,518,587
	(4,568,205)	1,676,781
Interest income	413,656	593,413
	(4,154,549)	2,270,194

Expenses:
Brokerage commissions including clearing fees of $17,227 and $36,304, respectively	479,719	837,115
Management fees	200,892	343,667
Administrative fees	50,223	85,917
Other	28,269	29,375
	759,103	1,296,074
Net income (loss)	(4,913,652)	974,120
Redemptions—Limited Partners	(5,965,126)	(7,136,789)
Net decrease in Partners’ Capital	(10,878,778)	(6,162,669)
Partners’ Capital, beginning of period	44,316,156	69,726,554
Partners’ Capital, end of period	$33,437,378	$63,563,885
Net Asset Value per Redeemable Unit (26,428.0703 and 45,032.1107 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$1,265.22	$1,411.52
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(163.55)	$20.16

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,913,652)	$974,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	5,654,902	(5,535,189)
(Increase) decrease in net unrealized appreciation on open futures positions	277,241	(2,574,600)
(Increase) decrease in unrealized appreciation on open forward contracts	760,750	925,728
(Increase) decrease in interest receivable	(13,384)	(41,988)
Increase (decrease) in unrealized depreciation on open forward contracts	246,709	130,285
Accrued expenses:
Increase (decrease) in brokerage commissions	(52,521)	(27,727)
Increase (decrease) in management fees	(23,272)	(12,315)
Increase (decrease) in administrative fees	(5,818)	(3,079)
Increase (decrease) in other	10,180	29,375
Net cash provided by (used in) operating activities	1,941,135	(6,135,390)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(9,020,573)	(6,937,597)
Net change in unrestricted cash	(7,079,438)	(13,072,987)
Unrestricted cash, at beginning of period	40,120,480	66,611,541
Unrestricted cash, at end of period	$33,041,042	$53,538,554

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
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

Citigroup Managed Futures LLC, is the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2007, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(168.01)	$17.41
Interest income	13.72	12.13
Expenses **	(9.26)	(9.38)
Increase (decrease) for the period	(163.55)	20.16
Net Asset Value per Redeemable Unit, beginning of period	1,428.77	1,391.36
Net Asset Value per Redeemable Unit, end of period	$1,265.22	$1,411.52

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(3.5)%	(4.2)%
Operating expenses	7.7%	7.8%
Incentive fees	—%	—%
Total expenses	7.7%	7.8%
Total return:
Total return before incentive fees	(11.5)%	1.4%
Incentive fees	—%	—%
Total return after incentive fees	(11.5)%	1.4%

***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $(632,657) and $727,875, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2007 and December 31, 2006, were $349,465 and $1,634,165, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
March 31, 2007
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 24.5% from $44,316,156 to $33,437,378. This decrease was attributable to a redemption of 4,588.9466 Redeemable Units of Limited Partnership Interest totaling $5,965,126, coupled with a net loss from operations of $4,913,652. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007, the Net Asset Value per Redeemable Unit decreased 11.5% from $1,428.77 to $1,265.22 as compared to an increase of 1.4% in the first quarter of 2006. The

Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the first quarter of 2007 of $4,568,205. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs and indices and were slightly offset by gains in grains. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $1,676,781. Gains were primarily attributable to the trading of commodity futures in metals, indices, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, and softs.

The first quarter of 2007 presented a challenging trading environment to the trading Advisor due to several short-term price reversals triggered by a precipitous decline in the world equity markets towards the end of February. The price reversals caused a sharp increase in the short-term correlation among several sectors thereby eliminating the diversification benefits. The Partnership registered losses in currencies, energy, metals, fixed income, agricultural products and stock indices, although the Partnership was briefly profitable in fixed income, agricultural products and stock indices in the early part of the quarter.

Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Some of the biggest losses in currencies were posted in trading Euro, New Zealand Dollar and Swiss Francs as the trends were not favorable to the Partnership’s positions. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. In the energy markets, losses were accumulated due to the unanticipated price movement across the petroleum complex as strong fundamental supply storage data was overshadowed by geopolitical concerns and unpredictable weather conditions. Positions in base and precious metals were not profitable as the markets presented a difficult trading environment.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2007 decreased by $179,757, as compared to the corresponding period in 2006. The decrease in interest income is primarily due to lower average month-end net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased by $357,396 as compared to the corresponding period in 2006. The decrease in commissions was primarily due to lower average month-end net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2007 decreased by $142,775 as compared to the corresponding period in 2006. The decrease in management fees was primarily due to lower average month-end net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2007 decreased by $35,694 as compared to the corresponding period in 2006. Administrative fees decreased due to lower average month-end net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2007 and 2006.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2007, and the highest, lowest and average values during the three months ended March 31, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2007, the Partnership’s total capitalization was $33,437,378. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,431,845	7.27%	$2,431,845	$1,069,933	$1,759,181
Energy	118,400	0.35%	675,400	72,200	238,167
Grains	9,500	0.03%	108,580	9,500	39,824
Interest Rates U.S.	35,525	0.11%	387,000	9,312	101,008
Interest Rates Non-U.S.	565,857	1.69%	1,991,362	377,639	977,223
Metals:
– Exchange Traded Contracts	12,000	0.04%	66,000	2,000	19,333
– OTC Contracts	9,434	0.03%	278,642	9,424	32,496
Softs	47,211	0.14%	119,462	30,916	41,992
Indices	77,973	0.23%	3,908,735	65,125	939,190
Total	$3,307,745	9.89%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	580.1564	$1,408.45	N/A	N/A
February 1, 2007 – February 28, 2007	1,528.6380	$1,314.94	N/A	N/A
March 1, 2007 – March 31, 2007	2,480.1522	$1,265.22	N/A	N/A
	4,588.9466	$1,329.54

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None.

Item 4.    Submission of Matters to a Vote of Security Holders – None.

Item 5.    Other Information – None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007