Form 10-Q
period 2007-06-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2007-08-14
CIK 1170406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File Number 000-50736

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	04-3621353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes         No X

As of July 31, 2007, 22,757.0980 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (Restricted $5,540,293 and $9,059,615 in 2007 and 2006, respectively)	$39,061,350	$49,180,095
Net unrealized appreciation on open futures positions	532,039	528,088
Unrealized appreciation on open forward contracts	2,981,680	1,888,434
	42,575,069	51,596,617
Interest receivable	39,285	31,573
	$42,614,354	$51,628,190
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forwards contracts	$2,379,453	$782,357
Accrued expenses:
Brokerage commissions	150,881	190,672
Management fees	66,739	84,358
Administrative fees	16,685	21,090
Other	40,535	40,172
Redemptions payable	804,972	6,193,385
	3,459,265	7,312,034
Partners’ Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2007 and 2006	1,419,736	1,235,791
Limited Partners, 22,989.1920 and 30,152.0834 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	37,735,353	43,080,365
	39,155,089	44,316,156
	$42,614,354	$51,628,190

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Energy	$9,722	0.03%
Grains	(21,726)	(0.06)
Indices	66,839	0.17
Softs	6,615	0.02
Total Futures Contracts Purchased	61,450	0.16

Futures Contracts Sold

Energy	60,330	0.15
Indices	9,620	0.03
Interest Rates U.S.	74,557	0.19
Interest Rates Non-U.S.	326,681	0.83
Softs	(599)	(0.00)*
Total Futures Contracts Sold	470,589	1.20

Unrealized Appreciation on Open Forward Contracts

Currencies	2,900,256	7.41
Metals	81,424	0.21
Total Unrealized Appreciation on Open Forward Contracts	2,981,680	7.62

Unrealized Depreciation on Open Forward Contracts

Currencies	(2,211,730)	(5.65)
Metals	(167,723)	(0.43)
Total Unrealized Depreciation on Open Forward Contracts	(2,379,453)	(6.08)
Total fair value	$1,134,266	2.90%

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

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$9,043,720	$3,241,012	$5,760,215	$3,399,206
Change in unrealized gains (losses) on open positions	784,801	(1,566,559)	(499,899)	(47,972)
	9,828,521	1,674,453	5,260,316	3,351,234
Interest income	332,785	607,754	746,441	1,201,167
	10,161,306	2,282,207	6,006,757	4,552,401

Expenses:
Brokerage commissions including clearing fees of $15,633, $40,863, $32,860 and $77,167, respectively	450,488	782,743	930,207	1,619,858
Management fees	190,611	319,118	391,503	662,785
Administrative fees	47,653	79,780	97,876	165,697
Other	28,705	28,310	56,974	57,685
	717,457	1,209,951	1,476,560	2,506,025
Net income	9,443,849	1,072,256	4,530,197	2,046,376
Redemptions—Limited Partners	(3,726,138)	(5,647,025)	(9,691,264)	(12,783,814)
Net increase (decrease) in Partners’ Capital	5,717,711	(4,574,769)	(5,161,067)	(10,737,438)
Partners’ Capital, beginning of period	33,437,378	63,563,885	44,316,156	69,726,554
Partners’ Capital, end of period	$39,155,089	$58,989,116	$39,155,089	$58,989,116
Net Asset Value per Redeemable Unit (23,854.1255 and 41,176.0137 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$1,641.44	$1,432.61	$1,641.44	$1,432.61
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$376.22	$21.09	$212.67	$41.25

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$9,443,849	$1,072,256	$4,530,197	$2,046,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,135,580)	9,470,915	3,519,322	3,935,726
(Increase) decrease in net unrealized appreciation on open futures positions	(281,192)	1,963,497	(3,951)	(468,560)
(Increase) decrease in unrealized appreciation on open forward contracts	(1,853,996)	913,095	(1,093,246)	1,838,823
(Increase) decrease in interest receivable	5,672	8,872	(7,712)	(33,116)
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	—	(142,543)
Increase (decrease) in unrealized depreciation on open forward contracts	1,350,387	(1,310,033)	1,597,096	(1,179,748)
Accrued expenses:
Increase (decrease) in brokerage commissions	12,730	(26,383)	(39,791)	(54,110)
Increase (decrease) in management fees	5,653	(11,678)	(17,619)	(23,993)
Increase (decrease) in administrative fees	1,413	(2,919)	(4,405)	(5,998)
Increase (decrease) in other	(9,817)	(1,835)	363	27,540
Net cash provided by (used in) operating activities	6,539,119	12,075,787	8,480,254	5,940,397
Cash flows from financing activities:
Payments for redemptions —Limited Partners	(6,059,104)	(8,064,809)	(15,079,677)	(15,002,406)
Net change in unrestricted cash	480,015	4,010,978	(6,599,423)	(9,062,009)
Unrestricted cash, at beginning of period	33,041,042	53,538,554	40,120,480	66,611,541
Unrestricted cash, at end of period	$33,521,057	$57,549,532	$33,521,057	$57,549,532

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

Citigroup Managed Futures LLC, a Delaware limited liability company acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2007, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains*	$373.63	$16.94	$205.62	$34.35
Interest income	13.20	13.94	26.92	26.07
Expenses **	(10.61)	(9.79)	(19.87)	(19.17)
Increase for the period	376.22	21.09	212.67	41.25
Net Asset Value per Redeemable Unit, beginning of period	1,265.22	1,411.52	1,428.77	1,391.36
Net Asset Value per Redeemable Unit, end of period	$1,641.44	$1,432.61	$1,641.44	$1,432.61
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(4.3)%	(3.8)%	(3.8)%	(4.0)%
Operating expenses	8.0%	7.8%	7.7%	7.8%
Incentive fees	—%	—%	—%	—%
Total expenses	8.0%	7.8%	7.7%	7.8%
Total return:
Total return before incentive fees	29.7%	1.5%	14.9%	3.0%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	29.7%	1.5%	14.9%	3.0%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $1,177,661 and $727,875, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006, were $1,134,266 and $1,634,165, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
June 30, 2007
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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 11.6% from $44,316,156 to $39,155,089. This decrease was attributable to a redemption of 7,162.8914 Redeemable Units of Limited Partnership Interest totaling $9,691,264, which was partially offset by a net income from operations of $4,530,197. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007 the Net Asset Value per Redeemable Unit increased 29.7% from $1,265.22 to $1,641.44 as compared to an increase of 1.5% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the second quarter of 2007 of $9,828,521. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non- U.S. interest rates, and indices and were partially offset by losses in grains, metals, and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $1,674,453. Gains were primarily attributable to the trading of commodity futures in energy, metals, softs, and U.S. and non-U.S. interest rates, and were partially offset by losses in currencies, grains and indices.

The second quarter presented a favorable trading environment, as trends emerged in several sectors, most notably in fixed income, stock indices and currencies. Inflationary pressures remained high in several economies as they continued to show strong growth characteristics and resilience even as the central banks increased the interest rates or kept them high relative to recent past. The Partnership registered minor losses in trading agricultural products and metals and posted gains in currencies, fixed income, stock indices and energy.

In the currency market, strong trends emerged as the Japanese Yen weakened relative to the U.S. Dollar. The Partnership was favorably positioned to register gains by capturing this trend through the quarter. Trading was also profitable in the Australian Dollar, New Zealand Dollar and several emerging market currencies. In the fixed income sector, gains were realized as the economic data suggested continued growth and elevated inflationary pressures in several major world economies. As the global stock indices continued to reach new record levels, the Partnership was favorably positioned to profit from the long-term trends in this sector. The energy sector also presented favorable conditions as moderate gains were registered, especially trading natural gas.

Minor losses were realized in agricultural products, especially in soybean meal, wheat and cocoa. In the metals sector, small losses were registered in precious and industrial metals.

During the Partnership’s six months ended June 30, 2007 the Net Asset Value per Redeemable Unit increased 14.9% from $1,428.77 to $1,641.44 as compared to an increase of 3.0% for the six months ended June 30, 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees for the six months ended June 30, 2007, of $5,260,316. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in energy, grains, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2006 of $3,351,234. Gains were primarily attributable to the trading of commodity futures in metals, indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains and softs.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 decreased by $274,969 and $454,726, respectively, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to lower daily average equity maintained in cash during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 decreased by $332,255 and $689,651, respectively as compared to the corresponding periods in 2006. The decrease in brokerage commissions was primarily due to lower average month-end net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $128,507 and $271,282, respectively as compared to the corresponding periods in 2006. The decrease in management fees was primarily due to lower average month-end net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2007 decreased by $32,127 and $67,821, respectively as compared to the corresponding periods in 2006. Administrative fees decreased due to lower average month-end net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2007 and 2006.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2007, and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2007, the Partnership’s total capitalization was $39,155,089. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,644,261	6.75%	$4,594,584	$2,538,901	$3,602,255
Energy	96,750	0.25%	175,450	68,400	121,592
Grains	75,250	0.19%	84,900	2,300	26,417
Interest Rates U.S.	508,200	1.30%	668,650	4,899	366,217
Interest Rates Non-U.S.	494,073	1.26%	1,776,236	494,073	1,299,208
Softs	21,162	0.05%	66,666	18,444	39,554
Indices	1,274,538	3.26%	2,414,381	90,906	1,829,825
Total	$5,114,234	13.06%
*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court. On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	1,553.0557	$1,353.74	N/A	N/A
May 1, 2007 – May 31, 2007	530.4833	$1,543.37	N/A	N/A
June 1, 2007 – June 30, 2007	490.4060	$1,641.44	N/A	N/A
	2,573.9450	$1,512.85
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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007