Form 10-Q
period 2007-09-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2007-11-14
CIK 1170406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes         No X

As of October 31, 2007, 21,946.4331 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (Restricted $3,176,120 and $9,059,615 in 2007 and 2006, respectively)	$35,260,435	$49,180,095
Net unrealized appreciation on open futures positions	245,331	528,088
Unrealized appreciation on open forward contracts	2,118,092	1,888,434
	37,623,858	51,596,617
Interest receivable	30,739	31,573
	$37,654,597	$51,628,190
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forwards contracts	$1,287,948	$782,357
Accrued expenses:
Brokerage commissions	136,375	190,672
Management fees	60,322	84,358
Administrative fees	15,080	21,090
Other	37,081	40,172
Redemptions payable	155,256	6,193,385
	1,692,062	7,312,034
Partners’ Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2007 and 2006	1,356,441	1,235,791
Limited Partners, 22,066.5211 and 30,152.0834 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	34,606,094	43,080,365
	35,962,535	44,316,156
	$37,654,597	$51,628,190

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$154,471	0.43%
Grains	6,055	0.02
Indices	9,058	0.03
Interest Rates U.S.	(7,944)	(0.02)
Interest Rates Non-U.S.	(34,410)	(0.10)
Metals	25,220	0.07
Softs	(8,611)	(0.03)
Total Futures Contracts Purchased	143,839	0.40
Futures Contracts Sold
Energy	20,470	0.06
Grains	(3,898)	(0.01)
Indices	100,289	0.28
Interest Rates Non-U.S.	(2,632)	(0.01)
Softs	(12,737)	(0.04)
Total Futures Contracts Sold	101,492	0.28
Unrealized Appreciation on Forward Contracts
Currencies	2,100,704	5.84
Metals	17,388	0.05
Total Unrealized Appreciation on Forward Contracts	2,118,092	5.89
Unrealized Depreciation on Forward Contracts
Currencies	(1,233,398)	(3.43)
Metals	(54,550)	(0.15)
Total Unrealized Depreciation on Forward Contracts	(1,287,948)	(3.58)
Total Fair Value	$1,075,475	2.99%

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

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(1,376,658)	$(3,084,720)	$4,383,557	$314,486
Change in unrealized gains (losses) on open positions	(58,791)	200,055	(558,690)	152,083
	(1,435,449)	(2,884,665)	3,824,867	466,569
Interest income	341,844	570,893	1,088,285	1,772,060
	(1,093,605)	(2,313,772)	4,913,152	2,238,629

Expenses:
Brokerage commissions including clearing fees of $12,062, $18,708, $44,922 and $95,875, respectively	428,037	663,465	1,358,244	2,283,323
Management fees	182,715	278,634	574,218	941,419
Administrative fees	45,678	69,658	143,554	235,355
Other	27,907	28,310	84,881	85,995
	684,337	1,040,067	2,160,897	3,546,092
Net income (loss)	(1,777,942)	(3,353,839)	2,752,255	(1,307,463)
Redemptions—Limited Partners	(1,414,612)	(1,669,642)	(11,105,876)	(14,453,456)
Net decrease in Partners’ Capital	(3,192,554)	(5,023,481)	(8,353,621)	(15,760,919)
Partners’ Capital, beginning of period	39,155,089	58,989,116	44,316,156	69,726,554
Partners’ Capital, end of period	$35,962,535	$53,965,635	$35,962,535	$53,965,635
Net Asset Value per Redeemable Unit (22,931.4546 and 39,948.3698 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$1,568.26	$1,350.88	$1,568.26	$1,350.88
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(73.18)	$(81.73)	$139.49	$(40.48)

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,777,942)	$(3,353,839)	$2,752,255	$(1,307,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,364,173	(3,571,110)	5,883,495	364,616
(Increase) decrease in net unrealized appreciation on open futures positions	286,708	(257,064)	282,757	(725,624)
(Increase) decrease in unrealized appreciation on open forward contracts	863,588	144,202	(229,658)	1,983,025
(Increase) decrease in interest receivable	8,546	4,784	834	(28,332)
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	—	(142,543)
Increase (decrease) in unrealized depreciation on open forward contracts	(1,091,505)	(87,193)	505,591	(1,266,941)
Accrued expenses:
Increase (decrease) in brokerage commissions	(14,506)	(21,789)	(54,297)	(75,899)
Increase (decrease) in management fees	(6,417)	(9,650)	(24,036)	(33,643)
Increase (decrease) in administrative fees	(1,605)	(2,413)	(6,010)	(8,411)
Increase (decrease) in other	(3,454)	807	(3,091)	28,347
Net cash provided by (used in) operating activities	627,586	(7,153,265)	9,107,840	(1,212,868)
Cash flows from financing activities:
Payments for redemptions —Limited Partners	(2,064,328)	(2,423,733)	(17,144,005)	(17,426,139)
Net cash provided by (used in) financing activities	(2,064,328)	(2,423,733)	(17,144,005)	(17,426,139)
Net change in unrestricted cash	(1,436,742)	(9,576,998)	(8,036,165)	(18,639,007)
Unrestricted cash, at beginning of period	33,521,057	57,549,532	40,120,480	66,611,541
Unrestricted cash, at end of period	$32,084,315	$47,972,534	$32,084,315	$47,972,534

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

1.    General:

Salomon Smith Barney Fairfield Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership that was organized on March 25, 2002 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (April 15, 2002 through June 4, 2002), the Partnership sold 12,423 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) and 126 Units of General Partnership Interest. The Partnership commenced trading on June 5, 2002.

Citigroup Managed Futures LLC, a Delaware limited liability company acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2007, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations, changes in Partners’ capital and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$(76.79)	$(86.49)	$128.83	$(52.14)
Interest income	14.52	13.99	41.44	40.06
Expenses **	(10.91)	(9.23)	(30.78)	(28.40)
Increase (decrease) for the period	(73.18)	(81.73)	139.49	(40.48)
Net Asset Value per Redeemable Unit, beginning of period	1,641.44	1,432.61	1,428.77	1,391.36
Net Asset Value per Redeemable Unit, end of period	$1,568.26	$1,350.88	$1,568.26	$1,350.88
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(3.7)%	(3.2)%	(3.8)%	(3.7)%
Operating expenses	7.4%	7.4%	7.6%	7.6%
Incentive fees	—%	—%	—%	—%
Total expenses	7.4%	7.4%	7.6%	7.6%
Total return:
Total return before incentive fees	(4.5)%	(5.7)%	9.8%	(2.9)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(4.5)%	(5.7)%	9.8%	(2.9)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $653,662 and $727,875, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006, were $1,075,475 and $1,634,165, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 18.9% from $44,316,156 to $35,962,535. This decrease was attributable to a redemption of 8,085.5623 Redeemable Units of Limited Partnership Interest totaling $11,105,876, which was partially offset by a net income from operations of $2,752,255. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007 the Net Asset Value per Redeemable Unit decreased 4.5% from $1,641.44 to $1,568.26 as compared to a decrease of 5.7% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2007 of $1,435,449. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $2,884,665. Losses were primarily attributable to the trading of commodity futures in currencies, grains, metals, and U.S. and non-U.S. interest rates, and were partially offset by gains in energy, softs and indices.

Third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonated throughout the capital and commodity markets. The Partnership registered losses in currencies, fixed-income, metals, stock indices and agricultural softs, while it registered gains in energy and grains.

In the currencies, losses were primarily incurred in Japanese Yen and Swiss Francs trades. High non-directional volatility was seen especially in Japanese Yen due to the brief unwinding of the currency carry trade. In the fixed income sector, losses were caused by reversal of well-established trends due to widespread uncertainty as the markets speculated the future direction of the interest rates. Trading in agricultural softs, such as cotton and coffee also contributed to the losses. In the metals sector, trading in base metals such as copper and aluminum contributed to the losses due to widespread selling on concerns of global growth. Losses were also encountered in the stock indices as concerns of economic weakness dominated the markets and previously established long-term trends were broken.

The Partnership registered gains in the energy sector primarily due to trades in crude oil. Weaker U.S. Dollar and strong demand driven by global growth pushed the crude oil price to its highest exchange-listed value. Gains were also registered in grains, especially in wheat as strong technical trends continued to push the prices to new highs.

During the Partnership’s nine months ended September 30, 2007 the Net Asset Value per Redeemable Unit increased 9.8% from $1,428.77 to $1,568.26 as compared to a decrease of 2.9% for the nine months ended September 30, 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees for the nine months ended September 30, 2007, of $3,824,867. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in energy, metals and softs. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2006 of $466,569. Gains were primarily attributable to the trading of commodity futures in metals, U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies, energy, grains and softs.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007 decreased by $229,049 and $683,775, respectively, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to lower daily average equity maintained in cash during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2007 decreased by $235,428 and $925,079, respectively as compared to the corresponding periods in 2006. The decrease in brokerage commissions was primarily due to lower average month-end net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $95,919 and $367,201, respectively as compared to the corresponding periods in 2006. The decrease in management fees was primarily due to lower average month-end net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2007 decreased by $23,980 and $91,801, respectively as compared to the corresponding periods in 2006. Administrative fees decreased due to lower average month-end net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2007 and 2006.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007, and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2007, the Partnership’s total capitalization was $35,962,535. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,147,686	5.97%	$3,026,926	$632,524	$1,788,725
Energy	292,600	0.81%	292,600	52,500	209,583
Grains	15,900	0.04%	90,512	14,550	35,858
Interest Rates U.S.	69,500	0.19%	482,650	7,019	62,417
Interest Rates Non -U.S.	88,230	0.25%	497,790	33,081	88,110
Metals
– Exchange Traded Contracts	25,000	0.07%	32,500	8,000	8,333
– OTC Contracts	85,565	0.24%	120,770	3,033	63,218
Softs	38,964	0.11%	55,573	13,145	28,603
Indices	235,485	0.66%	1,638,171	69,811	334,739
Total	$2,998,930	8.34%
*	Average of month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and June 30, 2007.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	232.0938	$1,576.50	N/A	N/A
August 1, 2007 – August 31, 2007	591.5780	$1,510.30	N/A	N/A
September 1, 2007 – September 30, 2007	98.9991	$1,568.26	N/A	N/A
	922.6709	$1,551.69
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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007