Form 10-K
period 2007-12-31
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2008-03-28
CIK 1170406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated flier       Accelerated filer       Non-accelerated flier  X     Smaller reporting company

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act).

Yes             No  X

Limited Partnership Redeemable Units with an aggregate value of $37,735,353 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2008, 20,718.9014 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act or 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

(a)    General development of business. Salomon Smith Barney Fairfield Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York. The Partnership commenced trading operations on June 5, 2002. The Partnership engages directly and indirectly in speculative trading of commodity interests, including futures contracts, options and forward contracts. The Partnership may also engage in swaps transactions and other derivative transactions with the approval of the General Partner (defined below).

Beginning April 15, 2002, 110,000 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) were offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between April 15, 2002 (commencement of the offering period) and June 4, 2002, 12,423 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $125,000 to the Partnership’s trading account on June 5, 2002 when the Partnership commenced trading. The Partnership is not currently offering Redeemable Units. Sales and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-10 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

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

The General Partner intends to make capital contributions, if necessary, so that its General Partnership Interest will be equal to at least 1% of the partners’ contributions to the Partnership. The Partnership will be liquidated upon the first of the following to occur: December 31, 2022; the Net Asset Value per Redeemable Unit falls below $400 as of the close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

Under the Limited Partnership Agreement, dated as of March 25, 2002, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 0.5% of month-end Net Assets per year.

The General Partner has entered into a management agreement (the ‘‘Management Agreement’’) with Graham Capital Management, L.P. (‘‘Graham’’) or (the ‘‘Advisor’’) who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management and administration fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 4.5% per year of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units of the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the ‘‘CFTC’’). The Partnership pays for National Futures Association (‘‘NFA’’) fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b)    Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities, if applicable). The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s Capital as of December 31, 2007 was $35,823,965.

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

(f)    Reports to Security Holders. Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h)    Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al.. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

Research

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar: On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks: On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group: On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.: On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions: In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WorldCom

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. . The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as

amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)    Market Information. The Partnership has issued no stock. There is no public market for the
Redeemable Units of Limited Partnership Interest.

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2007 was 286.

(c)    Distribution. The Partnership did not declare a distribution in 2007 or 2006.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2007, 2006 and 2005.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts, if applicable.

(e)    Securities Authorized for Issuance Under Equity Compensation Plans.    None

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, and total assets at December 31, 2007, 2006, 2005, 2004 and 2003, were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains (losses), net of brokerage commissions (including clearing fees) of $1,795,112, $2,917,586, $4,339,107, $6,785,010 and $5,845,292, respectively	$3,399,395	$950,151	$(26,368,251)	$1,825,629	$25,659,625
Interest income	1,345,411	2,297,822	2,190,070	1,271,443	829,712
	$4,744,806	$3,247,973	$(24,178,181)	$3,097,072	$26,489,337
Net income (loss) before incentive fee to Advisor	$3,667,658	$1,630,467	$(26,526,994)	$(388,341)	$23,516,370
Net income (loss) available for pro rata distribution to Partners	$3,667,658	$1,630,467	$(26,526,994)	$(3,215,332)	$18,957,935
Increase (decrease) in Net Asset Value per Unit	$178.82	$37.41	$(372.72)	$(24.06)	$309.07
Total assets	$38,129,355	$51,628,190	$76,143,091	$138,246,357	$163,570,882

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

To help meet the investment goals of the Partnership, Graham uses the K4 Program which was developed in 1998 and commenced trading operations in January 1999. The K4 Program uses a mathematical model to identify certain price patterns that have very specific characteristics indicating that there is a high probability that a significant directional move will occur. The K4 Program will normally enter or exit a position only when a significant price and volatility spike takes place. The K4 Program will normally maintain a neutral position in 50% of the markets in the portfolio.

The K4 Program trades in approximately 65 markets including foreign exchange, global interest rates, stock index futures, agricultural futures, metals and energy.

In addition to the K4 Program, as of December 31, 2007, Graham trades the following futures programs for the Partnership: its Global Diversified Program, the Graham Selective Trading Program, the Proprietary Matrix Program, the K5 Program and the Fed Policy Program (together with the K4 Program, the Programs).

Graham’s success depends to a great extent upon the occurrence of market conditions favorable to its trading strategy. Factors such as lack of major price trends or increased governmental control of, or participation in, the markets, may reduce Graham’s ability to trade profitably in the future.

As a managed futures Partnership, the Partnership’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2007 results, the General Partner continues to believe the Advisor and the trading of K4 Programs have met the Partnership’s objectives and expects to continue to allocate the Partnership’s assets to the Advisor and the Programs unless otherwise indicated.

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material, sudden loss in liquidity.

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

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at the Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to Limited Partners in connection with redemptions. For the year ended December 31, 2007, 8,732.7953 Redeemable Units of Limited Partnership Interest were redeemed totaling $12,159,849. For the year ended December 31, 2006, 19,097.1182 Redeemable Units of Limited Partnership Interest were redeemed totaling $27,040,865. For the year ended December 31, 2005, 20,954.2801 Redeemable Units of Limited Partnership Interest were redeemed totaling $29,117,138.

There were no additional sales of Redeemable Units for the years ended December 31, 2007, 2006 and 2005.

(c)    Results of Operations.

For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 12.5% from $1,428.77 to $1,607.59. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 2.7% from $1,391,36 to $1,428.77. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 21.1% from $1,764.08 to $1,391.36.

The Partnership experienced a net trading gain of $5,194,507 before brokerage commissions and related fees in the year ended December 31, 2007. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and indices partially offset by losses in softs and metals.

In 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying Advisor’s trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times. The Partnership was profitable in currencies, energy, grains, interest rates and stock indices while it recorded losses in metals and agricultural softs.

The Partnership realized gains in currencies through wide exposure to various currencies. While many developing countries and developed countries displayed strong growth and thus strong trends in currencies, several factors including the unwinding of the Japanese Yen carry trade and the changing views on global growth and inflation contributed to interruptions in established long-term trends in certain other currencies. In the energy sector, crude oil continued the long-term upward trend while breaching psychological resistance level of $100, although there were brief corrections, midway through the year. The Partnership was positioned to benefit from this strong trend across the petroleum complex. The Partnership realized profits in the grains sector as wheat, corn and soybeans reached record level prices while consistently displaying a strong long-term trend. Ethanol based alternative fuel usage coupled the corn price to crude oil price as these two products demonstrated strong correlation through the year, although the individual demand-supply characteristics of these two distinct products continued to affect the respective prices in the interim. Trading in interest rates was profitable as the yields declined in the later part of the year. The sub prime issue demonstrated that redistribution of risk through securitization of mortgages might not entirely shield investors from pricing risk inherent to the valuation of these securities. By shifting away from riskier assets and by buying U.S. Treasury notes as collateral for the riskier assets, the markets effectively lowered the yields on the treasury notes while establishing a strong trend. Equity indices also contributed to gains as strong gains realized earlier in the year were able to offset losses later in the year due to major corrections in global equity indices with high volatility levels previously seen during the technology bubble earlier in the decade.

Trading in metals contributed to losses. While precious metals like gold reached record prices, industrial metals like copper, zinc and aluminum experienced several price corrections, synchronous with the conflicting views on global growth and inflation. In the agricultural softs sector, coffee, cotton and sugar demonstrated strong long-term trends constantly punctuated by short-term price reversals.

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

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statement of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statement of Income and Expenses.

(f)    Recent Accounting Pronouncement.

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2007, and 2006 and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2007 and 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2007, the Partnership’s total capitalization was $35,823,965.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,013,898	5.62%	$4,594,584	$632,524	$2,251,359
Energy	62,600	0.17%	675,400	32,900	185,423
Grains	33,100	0.09%	108,580	2,300	33,162
Interest Rates U.S.	29,073	0.08%	668,650	4,899	171,287
Interest Rates Non-U.S.	118,676	0.33%	1,991,362	33,081	705,833
Metals:
– Exchange Traded Contracts	12,000	0.03%	66,000	2,000	13,667
– OTC Contracts	87,330	0.24%	278,642	3,033	51,042
Softs	13,569	0.04%	119,462	12,197	31,761
Indices	132,571	0.37%	3,908,735	61,458	824,552
Total	$2,502,817	6.97%

* Annual average based on month-end Value at Risk

As of December 31, 2006, the Partnership’s total capitalization was $44,316,156.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,020,864	4.56%	$2,708,659	$275,447	$1,048,412
Energy	142,900	0.32%	399,500	31,425	154,950
Grains	52,000	0.12%	228,900	16,000	92,361
Interest Rates U.S.	343,000	0.77%	2,249,600	6,885	703,933
Interest Rates Non-U.S.	1,657,756	3.74%	3,790,970	257,377	1,174,056
Metals:
– Exchange Traded Contracts	10,000	0.02%	139,500	10,000	17,083
– OTC Contracts	115,775	0.26%	461,581	4,957	111,018
Softs	119,353	0.27%	290,038	27,000	161,488
Indices	4,039,413	9.12%	5,816,542	159,837	3,099,159
Total	$8,501,061	19.18%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector.

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

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2007, the Partnership’s primary exposures were in the EUREX and Chicago Mercantile Exchange stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Partnership’s primary metal market exposure is to fluctuations in the price of base metals Copper, Aluminum and Nickel.

Softs. The Partnership’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2007.

Energy. The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains.    The Partnership’s commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2007.

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

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Reports of Independent Registered Public Accounting Firm	F-4 - F-5
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-6
Schedules of Investments at December 31, 2007 and 2006	F-7 - F-8
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-9
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-10
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-11
Notes to Financial Statements	F-12 - F-16
Selected Unaudited Quarterly Financial Data	F-17

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report includes an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Although management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report, management elected to have its internal control over financial reporting audited.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their report, appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney Fairfield Futures Fund L.P.:

We have audited Salomon Smith Barney Fairfield Futures Fund L.P.’s (the ‘‘Partnership’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Salomon Smith Barney Fairfield Futures Fund L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership as of December 31, 2007 and 2006, including the schedules of investments, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 24, 2008 expressed an unqualified opinion on those financial statements.

New York, New York
March 24, 2008

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney Fairfield Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Fairfield Futures Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Fairfield Futures Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2008 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

New York, New York
March 24, 2008

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $2,565,779 and $9,059,615 in 2007 and 2006, respectively) (Note 3c)	$36,716,758	$49,180,095
Net unrealized appreciation on open futures contracts	—	528,088
Unrealized appreciation on open forward contracts	1,400,735	1,888,434
	38,117,493	51,596,617
Interest receivable (Note 3c)	11,862	31,573
	$38,129,355	$51,628,190
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$1,730	$—
Unrealized depreciation on open forward contracts	1,501,962	782,357
Accrued expenses:
Brokerage commissions (Note 3c)	137,346	190,672
Management fees (Note 3b)	60,749	84,358
Administrative fees (Note 3a)	15,187	21,090
Professional fees	26,693	29,197
Other	12,044	10,975
Redemptions payable (Note 5)	549,679	6,193,385
	2,305,390	7,312,034
Partners’ Capital (Notes 1 and 5):
General Partner, 864.9335 Unit equivalents outstanding in 2007 and 2006, respectively	1,390,458	1,235,791
Limited Partners, 21,419.2881 and 30,152.0834 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	34,433,507	43,080,365
	35,823,965	44,316,156
	$38,129,355	$51,628,190

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$23,017	0.06%
Grains	8,142	0.02
Interest Rates U.S.	1,716	0.00 *
Interest Rates Non-U.S.	18,400	0.05
Indices	(10,184)	(0.02)
Metals	460	0.00 *
Softs	(6,776)	(0.02)
Total futures contracts purchased	34,775	0.09
Futures Contracts Sold
Energy	(26,750)	(0.08)
Grains	6,039	0.02
Interest Rates U.S.	(4,406)	(0.01)
Interest Rates Non-U.S.	(11,388)	(0.03)
Total futures contracts sold	(36,505)	(0.10)
Unrealized Appreciation on Open Forward Contracts
Currencies	1,292,726	3.61
Metals	108,009	0.30
Total unrealized appreciation on open forward contracts	1,400,735	3.91
Unrealized Depreciation on Open Forward Contracts
Currencies	(1,437,301)	(4.01)
Metals	(64,661)	(0.18)
Total unrealized depreciation on open forward contracts	(1,501,962)	(4.19)
Total fair value	$(102,957)	(0.29)%

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

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$6,931,629	$2,787,456	$(21,220,690)
Change in net unrealized gains (losses) on open positions	(1,737,122)	1,080,281	(808,454)
	5,194,507	3,867,737	(22,029,144)
Interest income (Note 3c)	1,345,411	2,297,822	2,190,070
	6,539,918	6,165,559	(19,839,074)
Expenses:
Brokerage commissions including clearing fees of $56,872, $118,106 and $123,532, respectively (Note 3c)	1,795,112	2,917,586	4,339,107
Management fees (Note 3b)	761,179	1,207,331	1,787,438
Administrative fees (Note 3a)	190,294	301,834	446,860
Professional fees	89,714	87,462	88,394
Other	35,961	20,879	26,121
	2,872,260	4,535,092	6,687,920
Net income (loss)	$3,667,658	$1,630,467	$(26,526,994)
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$178.82	$37.41	$(372.72)

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$123,844,870	$1,525,816	$125,370,686
Net loss	(26,204,612)	(322,382)	(26,526,994)
Redemption of 20,954.2801 Redeemable Units of Limited Partnership Interest	(29,117,138)	—	(29,117,138)
Partners’ Capital at December 31, 2005	68,523,120	1,203,434	69,726,554
Net income	1,598,110	32,357	1,630,467
Redemption of 19,097.1182 Redeemable Units of Limited Partnership Interest	(27,040,865)	—	(27,040,865)
Partners’ Capital at December 31, 2006	43,080,365	1,235,791	44,316,156
Net income	3,512,991	154,667	3,667,658
Redemption of 8,732.7953 Redeemable Units of Limited Partnership Interest	(12,159,849)	—	(12,159,849)
Partners’ Capital at December 31, 2007	$34,433,507	$1,390,458	$35,823,965

Net Asset Value Per Unit:

2005:	$1,391.36
2006:	$1,428.77
2007:	$1,607.59

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,667,658	$1,630,467	$(26,526,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,493,836	(2,391,582)	22,787,610
(Increase) decrease in net unrealized appreciation on open futures contracts	528,088	(528,088)	2,936,841
(Increase) decrease in unrealized appreciation on open forward contracts	487,699	946,240	2,936,782
(Increase) decrease in interest receivable	19,711	(2,730)	(6,527)
Increase (decrease) in net unrealized depreciation on open futures contracts	1,730	(142,543)	142,543
Increase (decrease) in unrealized depreciation on open forward contracts	719,605	(1,355,890)	(5,207,712)
Accrued expenses:
Increase (decrease) in brokerage commissions	(53,326)	(91,624)	(216,628)
Increase (decrease) in management fees	(23,609)	(40,550)	(95,915)
Increase (decrease) in administrative fees	(5,903)	(10,137)	(23,979)
Increase (decrease) in professional fees	(2,504)	(3,896)	2,124
Increase (decrease) in other	1,069	(1,178)	(1,670)
Net cash provided by (used in) operating activities	11,834,054	(1,991,511)	(3,273,525)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(17,803,555)	(24,499,550)	(30,175,035)
Net cash provided by (used in) financing activities	(17,803,555)	(24,499,550)	(30,175,035)
Net change in unrestricted cash	(5,969,501)	(26,491,061)	(33,448,560)
Unrestricted cash, at beginning of year	40,120,480	66,611,541	100,060,101
Unrestricted cash, at end of year	$34,150,979	$40,120,480	$66,611,541

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; a decline in net assets after trading commences to less than $1,000,000, or under certain other circumstances as defined in the Limited Partnership Agreement.

2.	Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain open contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

c.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair values and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statement; however, additional disclosures will be required about the inputs used to develop the measurements.

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the ‘‘Management Agreement’’) with Graham Capital Management L.P. (the ‘‘Advisor’’), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership will pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership will pay the Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits earned by the Advisor for the Partnership, as defined in the Management Agreement.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 3/8 of 1% (4.5% per year) of adjusted net assets. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held for margin requirements was $2,565,779 and $9,059,615, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity in the Partnership’s account during each month (i.e., the sum of the daily U.S. dollar cash balance in such accounts divided by the number of calendar days in that month). Interest is earned at the 30-day Treasury bill rate determined weekly by CGM. Interest is paid to the Partnership based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days (or on the maturity date closest thereto) from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, was $817,052 and $727,875, respectively.

5.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their redemption value per Redeemable Unit as of the last day of each month ending at least three months after their issuance on ten days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$168.93	$21.23	$(370.85)
Interest income	52.72	53.92	35.14
Expenses**	(42.83)	(37.74)	(37.01)
Increase (decrease) for the year	178.82	37.41	(372.72)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,428.77	1,391.36	1,764.08
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,607.59	$1,428.77	$1,391.36

*	Includes brokerage commissions
**	Excludes brokerage commissions

	2007	2006	2005
Ratios to average net assets:
Net investment loss before incentive fees***	(4.1)%	(3.8)%	(5.0)%
Operating expenses	7.6%	7.6%	7.4%
Incentive fees	—	—	—
Total expenses	7.6%	7.6%	7.4%
Total return:
Total return before incentive fees	12.5%	2.7%	(21.1)%
Incentive fees	—	—	—
Total return after incentive fees	12.5%	2.7%	(21.1)%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

7.	Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to analyze statistically actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$1,189,898	$(1,521,642)	$9,710,818	$(4,634,268)
Net income (loss)	$915,403	$(1,777,942)	$9,443,849	$(4,913,652)
Increase (decrease) in Net Asset Value per Unit	$39.33	$(73.18)	$376.22	$(163.55)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$3,292,667	$(2,977,237)	$1,499,464	$1,433,079
Net income (loss)	$2,937,930	$(3,353,839)	$1,072,256	$974,120
Increase (decrease) in Net Asset Value per Unit	$77.89	$(81.73)	$21.09	$20.16

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in ‘‘Item 8. Financial Statements and Supplementary Data.’’ includes management’s report on internal control over financial reporting (‘‘Management’s Report’’) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

The Partnership previously filed report(s) as an ‘‘accelerate filer’’ (as defined in Rule 12b-2 of the Exchange Act). The Partnership has been advised by SEC Staff that it is not an accelerated filer and that it is not, therefore, required to file as such.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by Graham Capital Management.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ Brokerage commissions and clearing fees of $1,795,112 were earned for the year ended December 31, 2007. Management fees of $761,179 were earned by the Advisor for the year ended December 31, 2007. Administrative fees of $190,294 were earned by the Advisor for the year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of February 29, 2008, two beneficial owners who are neither directors nor executive officers own more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	Keystone District Council of Carpenters Pension Fund Diana L. Schaeffer 1718 Heilmandale Rd. Ste 400 Lebanon PA 17046	2,137.3501 Redeemable Units	9.59%
	Cosdan, CV DBA Cosdan Holdings LLC c/o AMICORP Curacao, N.V. PARERA WEq45 P.O. Box 4914 CURACAO Netherland Antilles	1,200.0000 Redeemable Units	5.38%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of General Partnership Interest equivalent to 864.9335 Units (3.88%) of Limited Partnership Interest as of December 31, 2007.

Principals who own Redeemable Units of the Partnership:

None

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

2007                $64,000

2006                $31,250

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007                $4,606

2006                $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Schedules of Investments at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.5 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2002 (previously filed).

10.6 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2003 (previously filed).

10.7 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2004 (previously filed).

10.8 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2005 (previously filed).

10.9 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2006 (previously filed).

10.10 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of March 2008.

Salomon Smith Barney Fairfield Futures Fund L.P.

By:	/s/ Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci President and Director	Shelley Ullman Director

/s/ Jennifer Magro	/s/ Ihor Rakowsky
Jennifer Magro Chief Financial Officer and Director	Ihor Rakowsky Secretary and Director
/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi Director	Daryl Dewbrey Director
/s/ Raymond Nolte
Raymond Nolte Director