Form 10-Q
period 2008-03-31
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2008-05-15
CIK 1170406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer X  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No X

As of April 30, 2008, 20,316.8699 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1.    Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,969,306 and $2,565,779 in 2008 and 2007, respectively)	$38,074,889	$36,716,758
Unrealized appreciation on open forward contracts	3,040,060	1,400,735
	41,114,949	38,117,493
Interest receivable	8,808	11,862
Total assets	$41,123,757	$38,129,355
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$314,797	$1,730
Unrealized depreciation on open forward contracts	2,553,652	1,501,962
Accrued expenses:
Brokerage commissions	143,457	137,346
Management fees	63,412	60,749
Administrative fees	15,853	15,187
Other	64,556	38,737
Redemptions payable	77,222	549,679
Total liabilities	3,232,949	2,305,390
Partners’ Capital:
General Partner, 864.9335 Unit equivalents outstanding in 2008 and 2007	1,521,505	1,390,458
Limited Partners, 20,675.0026 and 21,419.2881 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	36,369,303	34,433,507
Total partners’ capital	37,890,808	35,823,965
Total liabilities and partners’ capital	$41,123,757	$38,129,355

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(161,904)	(0.43)%
Grains	(13,034)	(0.03)
Indices	(358)	(0.00)*
Interest Rates U.S.	(22,284)	(0.06)
Interest Rates Non-U.S.	(112,795)	(0.30)
Metals	(2,560)	(0.01)
Total futures contracts purchased	(312,935)	(0.83)
Futures Contracts Sold
Grains	8,187	0.02
Indices	5,072	0.01
Interest Rates Non-U.S.	(15,121)	(0.04)
Total futures contracts sold	(1,862)	(0.01)
Unrealized Appreciation on Open Forward Contracts
Currencies	2,859,002	7.55
Metals	181,058	0.48
Total unrealized appreciation on open forward contracts	3,040,060	8.03
Unrealized Depreciation on Open Forward Contracts
Currencies	(2,461,977)	(6.50)
Metals	(91,675)	(0.24)
Total unrealized depreciation on open forward contracts	(2,553,652)	(6.74)
Total fair value	$171,611	0.45%
*	Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$23,017	0.06%
Grains	8,142	0.02
Indices	(10,184)	(0.02)
Interest Rates U.S.	1,716	0.00 *
Interest Rates Non-U.S.	18,400	0.05
Metals	460	0.00 *
Softs	(6,776)	(0.02)
Total futures contracts purchased	34,775	0.09
Futures Contracts Sold
Energy	(26,750)	(0.08)
Grains	6,039	0.02
Interest Rates U.S.	(4,406)	(0.01)
Interest Rates Non-U.S.	(11,388)	(0.03)
Total futures contracts sold	(36,505)	(0.10)
Unrealized Appreciation on Open Forward Contracts
Currencies	1,292,726	3.61
Metals	108,009	0.30
Total unrealized appreciation on open forward contracts	1,400,735	3.91
Unrealized Depreciation on Open Forward Contracts
Currencies	(1,437,301)	(4.01)
Metals	(64,661)	(0.18)
Total unrealized depreciation on open forward contracts	(1,501,962)	(4.19)
Total fair value	$(102,957)	(0.29)%

* Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$3,567,842	$(3,283,505)
Change in net unrealized gains (losses) on open positions and foreign currencies	274,568	(1,284,700)
Gain (loss) from trading	3,842,410	(4,568,205)
Interest income	167,326	413,656
Total income (loss)	4,009,736	(4,154,549)

Expenses:
Brokerage commissions including clearing fees of $13,564 and $17,227, respectively	442,538	479,719
Management fees	186,865	200,892
Administrative fees	46,717	50,223
Other	35,327	28,269
Total expenses	711,447	759,103
Net income (loss)	3,298,289	(4,913,652)
Redemptions—Limited Partners	(1,231,446)	(5,965,126)
Net increase (decrease) in Partners’ Capital	2,066,843	(10,878,778)
Partners’ Capital, beginning of period	35,823,965	44,316,156
Partners’ Capital, end of period	$37,890,808	$33,437,378
Net Asset Value per Unit (21,539.9361 and 26,428.0703 Units outstanding at March 31, 2008 and 2007, respectively)	$1,759.10	$1,265.22
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$151.51	$(163.55)

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$3,298,289	$(4,913,652)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,403,527)	5,654,902
(Increase) decrease in net unrealized appreciation on open futures contracts	—	277,241
(Increase) decrease in unrealized appreciation on open forward contracts	(1,639,325)	760,750
(Increase) decrease in interest receivable	3,054	(13,384)
Increase (decrease) in net unrealized depreciation on open futures contracts	313,067	—
Increase (decrease) in unrealized depreciation on open forward contracts	1,051,690	246,709
Accrued expenses:
Increase (decrease) in brokerage commissions	6,111	(52,521)
Increase (decrease) in management fees	2,663	(23,272)
Increase (decrease) in administrative fees	666	(5,818)
Increase (decrease) in other	25,819	10,180
Net cash provided by (used in) operating activities	1,658,507	1,941,135
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,703,903)	(9,020,573)
Net cash provided by (used in) financing activities	(1,703,903)	(9,020,573)
Net change in unrestricted cash	(45,396)	(7,079,438)
Unrestricted cash, at beginning of period	34,150,979	40,120,480
Unrestricted cash, at end of period	$34,105,583	$33,041,042
Non cash financing activities Change in redemptions payable	$(472,457)	$—

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

1.    General:

Salomon Smith Barney Fairfield Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership that was organized on March 25, 2002 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (April 15, 2002 through June 4, 2002), the Partnership sold 12,423 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) and 125 Units of General Partnership Interest. The Partnership commenced trading on June 5, 2002.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2008, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses) *	$156.17	$(168.01)
Interest income	7.62	13.72
Expenses **	(12.28)	(9.26)
Increase (decrease) for the period	151.51	(163.55)
Net Asset Value per Redeemable Unit, beginning of period	1,607.59	1,428.77
Net Asset Value per Redeemable Unit, end of period	$1,759.10	$1,265.22
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2008	2007
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.0)%	(3.5)%
Operating expenses	7.8%	7.7%
Incentive fees	—%	—%
Total expenses	7.8%	7.7%
Total return:
Total return before incentive fees	9.4%	(11.5)%
Incentive fees	—%	—%
Total return after incentive fees	9.4%	(11.5)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2008 and December 31, 2007, based on a monthly calculation, were $223,063 and $817,052, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2008 and December 31, 2007, were $171,611 and ($102,957), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Fair Value Measurements:

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$3,040,060	$3,040,060	$—	$—
Total assets	3,040,060	3,040,060	—	—
Liabilities
Futures	314,797	314,797	—	—
Forwards	2,553,652	2,553,652	—	—
Total liabilities	2,868,449	2,868,449	—	—
Total fair value	$171,611	$171,611	$—	$—

5.    Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partners’ Capital increased 5.8% from $35,823,965 to $37,890,808. This increase was attributable to a net income from operations of $3,298,289 which was partially offset by the redemption of 744.2855 Redeemable Units of Limited Partnership Interest totalling $1,231,446. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements and accompanying notes to the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partner’s capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$3,040,060	$3,040,060	$—	$—
Total assets	3,040,060	3,040,060	—	—
Liabilities
Futures	314,797	314,797	—	—
Forwards	2,553,652	2,553,652	—	—
Total liabilities	2,868,449	2,868,449	—	—
Total fair value	$171,611	$171,611	$—	$—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any on their share of the Partnership’s income expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

The following are major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008 the Net Asset Value per Redeemable Unit increased 9.4% from $1,607.59 to $1,759.10 as compared to a decrease of 11.5% in the first quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the first quarter of 2008 of $3,842,410. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, metals, softs and indices and were slightly offset by losses in non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2007 of $4,568,205. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs, and indices and were slightly offset by gains in grains.

The first quarter of 2008 presented a highly volatile trading environment as credit concerns continued to weigh on market regulators and participants. Several trends continued from the end of previous year into the first quarter as the U.S. dollar continued to weaken and commodity prices continued to push into record territories. The Partnership was profitable in currencies, U.S. fixed income, energy, agricultural softs, grains, metals and stock indices while minor losses were registered in the international fixed income sector.

In the currencies sector, U.S. dollar continued to weaken against the other major currencies such as Euro, Swiss Franc and Japanese Yen. This strong trend resulted in gains for the Partnership. As the Federal Reserve of U.S. aggressively tackled the down side risks to the economy by lowering overnight rate and the discount rate, the yields on treasury notes sharply went down. The Partnership profited from this strong trend in the U.S. In the energy sector, crude oil continued to push record prices as the U.S. dollar weakened. The Partnership was favorably positioned to profit from this strong trend across the energy sector. In the agricultural sector, grains including corn, soybeans and wheat reached record prices triggered by an imbalance in the supply and demand. Corn producers continued to shift more acreage towards ethanol production while corn prices exuded strong correlation with energy prices, especially crude oil. In the metals sector, strong trends emerged, especially in gold as risk-averse investors shifted assets from traditional portfolios into gold. Long-only exchange traded funds and notes tied to gold and other commodities, made it easier for the small investors to gain access to these sectors. In the stock indices, global stock markets bottomed out during the quarter. This strong trend across most global stock indices helped register gains for the Partnership.

The Partnership registered minor losses in the international fixed income sector as several major central banks grappled with credit concerns amid fears of inflation.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2008 decreased by $246,330, as compared to the corresponding period in 2007. The decrease in interest income is primarily due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2008 decreased by $37,181 as compared to the corresponding period in 2007. The decrease in brokerage commissions was primarily due to lower average month-end net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 decreased $14,027 as compared to the corresponding period in

2007. The decrease in management fees was primarily due to lower average month-end net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2008 decreased by $3,506, as compared to the corresponding period in 2007. Administrative fees decreased due to lower average month-end net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2008 and 2007.

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

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open contracts by market category as of March 31, 2008, and the highest, lowest and average values during the three months ended March 31, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2008, the Partnership’s total capital was $37,890,808. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,791,022	7.37%	$3,660,475	$1,209,775	$2,501,259
Energy	236,450	0.62%	1,004,550	43,950	416,767
Grains	9,000	0.02%	215,400	6,000	63,583
Interest Rates U.S.	109,200	0.29%	345,100	46,000	159,183
Interest Rates Non-U.S.	159,515	0.42%	842,516	99,854	329,364
Metals
– Exchange Traded Contracts	16,000	0.04%	150,000	6,000	83,500
– OTC Contracts	14,942	0.04%	152,797	12,446	46,790
Indices	448,273	1.18%	1,239,177	174,643	574,198
Total	$3,784,402	9.98%
*	Average of month-end Values at Risk

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	535.9484	$1,620.15	N/A	N/A
February 1, 2008 – February 29, 2008	164.4383	$1,738.69	N/A	N/A
March 1, 2008 – March 31, 2008	43.8988	$1,759.10	N/A	N/A
	744.2855	$1,654.53
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

Item 3.    Defaults Upon Senior Securities – None.

Item 4.    Submission of Matters to a Vote of Security Holders – None.

Item 5.    Other Information – None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008