Form 10-Q
period 2008-06-30
SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L P
filed 2008-08-14
CIK 1170406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-50736

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	04-3621353

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008, 16,894.8865 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3
	Schedules of Investments at June 30, 2008 and December 31, 2007 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18
Item 4.	Controls and Procedures	19

PART II - Other Information		20 – 23

PART I

Item 1.  Financial Statements

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Restricted $4,614,968 and $2,565,779. in 2008 and 2007, respectively)	$35,822,606	$36,716,758
Net unrealized appreciation on open futures contracts	291,879	—
Unrealized appreciation on open forward contracts	2,510,219	1,400,735

	38,624,704	38,117,493
Interest receivable	11,266	11,862

Total assets	$38,635,970	$38,129,355

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$1,730
Unrealized depreciation on open forward contracts	2,156,567	1,501,962
Accrued expenses:
Brokerage commissions	136,798	137,346
Management fees	60,461	60,749
Administrative fees	15,115	15,187
Other	66,108	38,737
Redemptions payable	3,528,863	549,679

Total liabilities	5,963,912	2,305,390

Partners’ Capital:
General Partner, 308.2035 and 864.9335 Unit equivalents outstanding in 2008 and 2007, respectively	582,813	1,390,458
Limited Partners, 16,969.5063 and 21,419.2881 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	32,089,245	34,433,507

Total partners’ capital	32,672,058	35,823,965

Total liabilities and partners’ capital	$38,635,970	$38,129,355

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$92,295	0.28%
Grains	72,155	0.22
Indices	(1,273)	0.00 *
Metals	(110)	0.00 *
Softs	45,249	0.14

Total futures contracts purchased	208,316	0.64

Futures Contracts Sold
Indices	174,179	0.54
Interest Rates U.S.	(45,645)	(0.14)
Interest Rates Non-U.S.	(9,321)	(0.03)
Softs	(35,650)	(0.11)

Total futures contracts sold	83,563	0.26

Unrealized Appreciation on Forward Contracts
Currencies	104,938	0.32
Metals	2,405,281	7.36

Total unrealized appreciation on forward contracts	2,510,219	7.68

Unrealized Depreciation on Forward Contracts
Currencies	(2,133,117)	(6.53)
Metals	(23,450)	(0.07)

Total unrealized depreciation on forward contracts	(2,156,567)	(6.60)

Total fair value	$645,531	1.98%

*  Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased

Energy	$23,017	0.06%
Grains	8,142	0.02
Indices	(10,184)	(0.02)
Interest Rates U.S.	1,716	0.00 *
Interest Rates Non-U.S.	18,400	0.05
Metals	460	0.00 *
Softs	(6,776)	(0.02)

Total futures contracts purchased	34,775	0.09

Futures Contracts Sold

Energy	(26,750)	(0.08)
Grains	6,039	0.02
Interest Rates U.S.	(4,406)	(0.01)
Interest Rates Non-U.S.	(11,388)	(0.03)

Total futures contracts sold	(36,505)	(0.10)

Unrealized Appreciation on Open Forward Contracts

Currencies	1,292,726	3.61
Metals	108,009	0.30

Total unrealized appreciation on open forward contracts	1,400,735	3.91

Unrealized Depreciation on Open Forward Contracts

Currencies	(1,437,301)	(4.01)
Metals	(64,661)	(0.18)

Total unrealized depreciation on open forward contracts	(1,501,962)	(4.19)

Total fair value	$(102,957)	(0.29)%

* Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$2,768,774	$9,043,720	$6,336,616	$5,760,215
Change in net unrealized gains (losses) on open positions and foreign currencies	473,920	784,801	748,488	(499,899)

Gain (loss) from trading, net	3,242,694	9,828,521	7,085,104	5,260,316
Interest income	118,078	332,785	285,404	746,441

Total income (loss)	3,360,772	10,161,306	7,370,508	6,006,757

Expenses:
Brokerage commissions including clearing fees of $9,691, $15,633, $23,255 and $32,860, respectively	437,516	450,488	880,054	930,207
Management fees	188,630	190,611	375,495	391,503
Administrative fees	47,157	47,653	93,874	97,876
Other	31,452	28,705	66,779	56,974

Total expenses	704,755	717,457	1,416,202	1,476,560

Net Income (loss)	2,656,017	9,443,849	5,954,306	4,530,197
Redemptions — Limited Partners	(6,874,787)	(3,726,138)	(8,106,233)	(9,691,264)
Redemptions — General Partner	(999,980)	—	(999,980)	—

Net increase (decrease) in Partners’ Capital	(5,218,750)	5,717,711	(3,151,907)	(5,161,067)
Partners’ Capital, beginning of period	37,890,808	33,437,378	35,823,965	44,316,156

Partners’ Capital, end of period	$32,672,058	$39,155,089	$32,672,058	$39,155,089

Net Asset Value per Unit (17,277.7098 and 23,854.1255 Units outstanding at June 30, 2008 and 2007, respectively)	$1,891.00	$1,641.44	$1,891.00	$1,641.44

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$131.90	$376.22	$283.41	$212.67

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$2,656,017	$9,443,849	$5,954,306	$4,530,197
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(645,662)	(2,135,580)	(2,049,189)	3,519,322
(Increase) decrease in net unrealized appreciation on open futures contracts	(291,879)	(281,192)	(291,879)	(3,951)
(Increase) decrease in unrealized appreciation on open forward contracts	529,841	(1,853,996)	(1,109,484)	(1,093,246)
(Increase) decrease in interest receivable	(2,458)	5,672	596	(7,712)
Increase (decrease) in net unrealized depreciation on open futures contracts	(314,797)	—	(1,730)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(397,085)	1,350,387	654,605	1,597,096
Accrued expenses:
Increase (decrease) in brokerage commissions	(6,659)	12,730	(548)	(39,791)
Increase (decrease) in management fees	(2,951)	5,653	(288)	(17,619)
Increase (decrease) in administrative fees	(738)	1,413	(72)	(4,405)
Increase (decrease) in other	1,552	(9,817)	27,371	363

Net cash provided by (used in) operating activities	1,525,181	6,539,119	3,183,688	8,480,254

Cash flows from financing activities:
Payments for redemptions—Limited Partners	(3,423,146)	(6,059,104)	(5,127,049)	(15,079,677)
Payments for redemptions—General Partner	(999,980)	—	(999,980)	—

Net cash provided by (used in) financing activities	(4,423,126)	(6,059,104)	(6,127,029)	(15,079,677)

Net change in unrestricted cash	(2,897,945)	480,015	(2,943,341)	(6,599,423)
Unrestricted cash, at beginning of period	34,105,583	33,041,042	34,150,979	40,120,480

Unrestricted cash, at end of period	$31,207,638	$33,521,057	$31,207,638	$33,521,057

Non cash financing activities:
Change in redemptions payable	$3,451,641	$—	$2,979,184	$—

See accompanying notes to financial statements.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Salomon Smith Barney Fairfield Futures Fund L.P. (the “Partnership”) is a limited partnership that was organized on March 25, 2002 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (April 15, 2002 through June 4, 2002), the Partnership sold 12,423 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) and 125 Units of General Partnership Interest. The Partnership commenced trading on June 5, 2002.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2008, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the “Advisor”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$139.08	$373.63	$295.25	$205.62
Interest Income	5.79	13.20	13.41	26.92
Expenses **	(12.97)	(10.61)	(25.25)	(19.87)

Increase (decrease) for the period	131.90	376.22	283.41	212.67
Net Asset Value per Redeemable Unit, beginning of period	1,759.10	1,265.22	1,607.59	1,428.77

Net Asset Value per Redeemable Unit, end of period	$1,891.00	$1,641.44	$1,891.00	$1,641.44

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to Average Net Assets: ***
Net investment income (loss) before incentive fees ****	(6.7)%	(4.3)%	(6.4)%	(3.8)%

Operating expense	8.0%	8.0%	8.0%	7.7%
Incentive fees	—	—	—	—

Total expenses	8.0%	8.0%	8.0%	7.7%

Total return:
Total return before incentive fees	7.5%	29.7%	17.6%	14.9%
Incentive fees	—	—	—	—

Total return after incentive fees	7.5%	29.7%	17.6%	14.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $709,283 and $817,052, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2008 and December 31, 2007, were $645,531 and ($102,957), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	June 30, 2008	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$2,510,219	$—	$2,510,219	$—
Futures	291,879	291,879	—	—

Total assets	2,802,098	291,879	2,510,219	—

Liabilities
Forwards	$2,156,567	$—	$2,156,567	$—

Total liabilities	2,156,567	—	2,156,567	—

Total fair value	$645,531	$291,879	$353,652	$—

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

Salomon Smith Barney Fairfield Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partners’ Capital decreased 8.8% from $35,823,965 to $32,672,058. This decrease was attributable to the redemption of 4,449.7818 Redeemable Units of Limited Partnership Interest totalling $8,106,233 and 556.7300 General Partner Unit equivalents totalling $999,980, which was partially offset by net income from operations of $5,954,306. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$2,510,219	$—	$2,510,219	$—
Futures	291,879	291,879	—	—

Total assets	2,802,098	291,879	2,510,219	—

Liabilities
Forwards	$2,156,567	$—	$2,156,567	$—

Total liabilities	2,156,567	—	2,156,567	—

Total fair value	$645,531	$291,879	$353,652	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008 the Net Asset Value per Redeemable Unit increased 7.5% from $1,759.10 to $1,891.00 as compared to an increase of 29.7% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the second quarter of 2008 of $3,242,694. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals, and indices and were slightly offset by losses in U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2007 of $9,828,521. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices and were slightly offset by losses in grains, metals and softs.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in currencies, energy, grains, global fixed income, metals and stock indices while losses were seen in U.S. fixed income and soft commodities.

In the currencies sector, gains were recorded in emerging market currencies although relatively smaller losses were recorded in the trading of currencies of developed countries as the U.S. Dollar recovered from the lows established in the first quarter of the year. Preliminary economic data suggested that the U.S. economy was not as bad as was previously perceived. In the energy sector, long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the grains sector, fundamental supply constraints contributed to the record prices as the bullish trend continued. Corn and soybean complex contributed to the gains. Gains were recorded in global fixed income markets as the international central banks grappled with inflationary pressures and fundamental economic weakness in some sectors. Minor gains were recorded in metals as gains in industrial metals were mostly offset by losses in precious metals. In the stock index futures, reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in June as the international equity markets went through a massive correction into the bear market territory.

The U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures on the economy to a more hawkish stance towards inflation. In soft commodities, losses were seen in coffee, cotton and sugar due to corrections in previously established trends.

During the Partnership’s six months ended June 30, 2008 the Net Asset Value per Redeemable Unit increased 17.6% from $1,607.59 to $1,891.00 as compared to an increase of 14.9% for the six months ended June 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees for the six months ended June 30, 2008, of $7,085,104. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2007 of $5,260,316. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in energy, grains, metals and softs.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2008 decreased by $214,707 and $461,037, respectively, as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 decreased by $12,972 and $50,153, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions was primarily due to lower average month-end net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 decreased $1,981, and $16,008, respectively, as compared to the corresponding periods in 2007. The decrease in management fees was primarily due to lower average month-end net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2008 decreased by $496 and $4,002, respectively, as compared to the corresponding periods in 2007. Administrative fees decreased due to lower average month-end net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2008 and 2007. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open contracts by market category as of June 30, 2008, and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2008, the Partnership’s total capital was $32,672,058. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Risk*

Currencies:
– OTC Contracts	$2,679,892	8.21%	$3,757,339	$2,068,437	$2,877,871
Energy	357,750	1.09%	797,500	182,500	407,125
Grains	237,500	0.73%	246,900	13,500	114,967
Interest Rates U.S.	45,800	0.14%	144,250	9,442	53,817
Interest Rates Non-U.S.	348,116	1.07%	705,684	109,071	431,596
Metals
– Exchange Traded	16,500	0.05%	32,000	16,000	16,167
– OTC	124,419	0.38%	125,099	14,940	106,425
Softs	98,768	0.30%	98,768	1,637	63,417
Indices	429,350	1.31%	896,658	148,911	609,280

Total	$4,338,095	13.28%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A “Risk Factors” in the Partnership’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit at the end of each month. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	75.9545	$1,771.91	N/A	N/A
May 1, 2008 – May 31, 2008	1,763.4060	$1,821.10	N/A	N/A
June 1, 2008 – June 30, 2008	1,866.1358	$1,891.00	N/A	N/A
	3,705.4963	$1,855.29

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

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci, President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director

Date:	August 14, 2008