Form 10-Q
period 2008-09-30
CITIGROUP FAIRFIELD FUTURES FUND L P
filed 2008-11-14
CIK 1170406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-50736

CITIGROUP FAIRFIELD FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	04-3621353

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

c/o Citigroup Managed Futures LLC
55 East 59th Street 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 14,124.8425 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3
	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4T.	Controls and Procedures	18

PART II - Other Information		19 – 22

PART I
Item 1. Financial Statements
Citigroup Fairfield Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Equity in commodity futures trading account:
Cash	$28,331,090	$34,150,979
Cash margin	3,279,082	2,565,779
Net unrealized appreciation on open futures contracts	192,091	—
Unrealized appreciation on open forward contracts	3,806,376	1,400,735

	35,608,639	38,117,493
Interest receivable	6,616	11,862

Total assets	$35,615,255	$38,129,355

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$1,730
Unrealized depreciation on open forwards contracts	5,662,366	1,501,962
Accrued expenses:
Brokerage commissions	112,323	137,346
Management fees	49,625	60,749
Administrative fees	12,406	15,187
Other	65,683	38,737
Redemptions payable	63,861	549,679

Total liabilities	5,966,264	2,305,390

Partners’ Capital:
General Partner, 308.2035 and 864.9335 Unit equivalents outstanding in 2008 and 2007, respectively	539,042	1,390,458
Limited Partners, 16,643.9531 and 21,419.2881 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	29,109,949	34,433,507

Total partners’ capital	29,648,991	35,823,965

Total liabilities and partners’ capital	$35,615,255	$38,129,355

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital
Futures Contracts Purchased

Grains	$(9,569)	(0.03)%
Indices	10,998	0.04
Interest Rates U.S.	(63,190)	(0.21)
Interest Rates Non-U.S.	(31,164)	(0.11)
Softs	(8,697)	(0.03)

Total futures contracts purchased	(101,622)	(0.34)

Futures Contracts Sold

Energy	(37,493)	(0.13)
Grains	93,881	0.32
Indices	123,791	0.42
Interest Rates Non-U.S.	(11,713)	(0.04)
Metals	(6,665)	(0.02)
Softs	131,912	0.44

Total futures contracts sold	293,713	0.99

Net unrealized appreciation on open futures contracts	192,091	0.65

Unrealized Appreciation on Forward Contracts

Currencies	3,584,336	12.09
Metals	222,040	0.75

Total unrealized appreciation on forward contracts	3,806,376	12.84

Unrealized Depreciation on Forward Contracts

Currencies	(5,510,669)	(18.59)
Metals	(151,697)	(0.51)

Total unrealized depreciation on forward contracts	(5,662,366)	(19.10)

Total fair value	$(1,663,899)	(5.61)%

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital
Futures Contracts Purchased

Energy	$23,017	0.06%
Grains	8,142	0.02
Interest Rates U.S.	1,716	0.00 *
Interest Rates Non-U.S.	18,400	0.05
Indices	(10,184)	(0.02)
Metals	460	0.00 *
Softs	(6,776)	(0.02)

Total futures contracts purchased	34,775	0.09

Futures Contracts Sold

Energy	(26,750)	(0.08)
Grains	6,039	0.02
Interest Rates U.S.	(4,406)	(0.01)
Interest Rates Non-U.S.	(11,388)	(0.03)

Total futures contracts sold	(36,505)	(0.10)

Net unrealized appreciation on open futures contracts	(1,730)	(0.01)

Unrealized Appreciation on Forward Contracts

Currencies	1,292,726	3.61
Metals	108,009	0.30

Total unrealized appreciation on forward contracts	1,400,735	3.91

Unrealized Depreciation on Forward Contracts

Currencies	(1,437,301)	(4.01)
Metals	(64,661)	(0.18)

Total unrealized depreciation on forward contracts	(1,501,962)	(4.19)

Total fair value	$(102,957)	(0.29)%

*	Due to rounding
See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income:
Net gains (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions and foreign currencies	$326,915	$(1,376,658)	$6,663,531	$4,383,557
Change in net unrealized gains (losses) on open positions and foreign currencies	(2,309,430)	(58,791)	(1,560,942)	(558,690)

Gain (loss) from trading, net	(1,982,515)	(1,435,449)	5,102,589	3,824,867
Interest income	103,811	341,844	389,215	1,088,285

Total income (loss)	(1,878,704)	(1,093,605)	5,491,804	4,913,152

Expenses:
Brokerage commissions, including clearing fees of $9,105, $12,062, $32,360, and $44,922, respectively	353,848	428,037	1,233,902	1,358,244
Management fees	151,469	182,715	526,964	574,218
Administrative fees	37,867	45,678	131,741	143,554
Other	28,808	27,907	95,587	84,881

Total expenses	571,992	684,337	1,988,194	2,160,897

Net income (loss)	(2,450,696)	(1,777,942)	3,503,610	2,752,255
Redemptions—Limited Partners	(572,371)	(1,414,612)	(8,678,604)	(11,105,876)
Redemptions—General Partner	—	—	(999,980)	—

Net increase (decrease) in Partners’ capital	(3,023,067)	(3,192,554)	(6,174,974)	(8,353,621)
Partners’ capital, beginning of period	32,672,058	39,155,089	35,823,965	44,316,156

Partners’ capital, end of period	$29,648,991	$35,962,535	$29,648,991	$35,962,535

Net asset value per Redeemable Unit (16,952.1566 and 22,931.4546 Redeemable Units outstanding at September 30, 2008 and 2007, respectively)	$1,748.98	$1,568.26	$1,748.98	$1,568.26

Net gain (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(142.02)	$(73.18)	$141.39	$139.49

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

1.	General:

Citigroup Fairfield Futures Fund L.P., formerly known as Salomon Smith Barney Fairfield Futures Fund, L.P., (the “Partnership”) is a limited partnership that was organized on March 25, 2002 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (April 15, 2002 through June 4, 2002), the Partnership sold 12,423 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) and 125 Units of General Partnership Interest. The Partnership commenced trading on June 5, 2002.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2008, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the “Advisor”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007, the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September  30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net realized and unrealized gains (losses)*	$(135.34)	$(76.79)	$159.91	$128.83
Interest Income	6.04	14.52	19.45	41.44
Expenses **	(12.72)	(10.91)	(37.97)	(30.78)

Increase (decrease) for the period	(142.02)	(73.18)	141.39	139.49
Net Asset Value per Redeemable Unit, beginning of period	1,891.00	1,641.44	1,607.59	1,428.77

Net Asset Value per Redeemable Unit, end of period	$1,748.98	$1,568.26	$1,748.98	$1,568.26

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Ratios to Average Net Assets: ***
Net investment income (loss) before incentive fees ****	(6.1)%	(3.7)%	(6.3)%	(3.8)%

Operating expense	7.4%	7.4%	7.9%	7.6%
Incentive fees	—	—	—	—

Total expenses	7.4%	7.4%	7.9%	7.6%

Total return:
Total return before incentive fees	(7.5)%	(4.5)%	8.8%	9.8%
Incentive fees	—	—	—	—

Total return after incentive fees	(7.5)%	(4.5)%	8.8%	9.8%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2008 and December 31, 2007, based on a monthly calculation, were $300,398 and $817,052 respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2008 and December 31, 2007, were ($1,663,899) and ($102,957), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in the commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards  No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by the Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of September 30, 2008, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	September 30, 2008	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$3,806,376	$—	$3,806,376	$—
Futures	192,091	192,091	—	—

Total assets	3,998,467	192,091	3,806,376	—

Liabilities
Forwards	$5,662,366	$—	$5,662,366	$—

Total liabilities	5,662,366	—	5,662,366	—

Total fair value	$(1,663,899)	$192,091	$(1,855,990)	$—

5.	Financial Instrument Risks:

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

Citigroup Fairfield Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partners’ Capital decreased 17.2% from $35,823,965 to $29,648,991. This decrease was attributable to the redemption of 4,775.3350. Redeemable Units of Limited Partnership Interest totalling $8,678,604 and 556.7300 General Partner Unit equivalents totalling $999,980, which was partially offset by net income from operations of $3,503,610. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in the commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partner’s Capital.

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three and nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit decreased 7.5% from $1,891.00 to $1,748.98 as compared to a decrease of 4.5% in the third quarter of 2007. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2008 of $1,982,515. Losses were attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates and metals indices and were slightly offset by gains in U.S. interest rates, softs, and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2007 of $1,435,449. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals, softs, and indices and were partially offset by gains in energy and grains.

     The third quarter of 2008 presented an extremely volatile trading environment as the credit crisis deepened. Counterparty risk took the center stage as some of the biggest broker-dealers teetered on the edge of bankruptcy. Managed futures, as an asset class, outperformed since counterparty risk is eliminated through exchange cleared trading. The crisis affected various asset classes in different ways. The U.S. Dollar strengthened against most developed country currencies. The fixed income markets experienced tremendous volatility as yield curves rapidly sloped upwards, indicating a strong preference for Government treasuries with shorter maturities and less risk. Crude oil reached a high of $147 per barrel while also dipping below $100 per barrel in the quarter. The agricultural sector also reflected a similar sentiment as prices of grains reached record levels earlier in the quarter while also dipping to their lowest levels for the year as the quarter came to a close. Perhaps, the most visible sentiment of the market was reflected through stock index futures as most indices dropped precipitously. The Partnership was profitable in U.S. fixed income, stock indices and agricultural softs, while losses were seen in non-U.S. fixed income, currencies, metals, grains and energy.

     In the U.S. fixed income sector, small profits were realized as the focus of the U.S. Federal Reserve shifted from inflation to the credit crisis. Small gains were seen in agricultural softs, primarily from cotton. The Partnership profited from short positions in global stock indices, which cratered to their lowest levels in several years.

     In the non-U.S. fixed income sector, the Partnership recorded losses as international interest rates rapidly changed their course as the negative risk to the economies increased dramatically. In currencies, the Partnership realized losses, as the U.S. Dollar grew strong against some of the currencies of other developed countries. Losses were also seen in emerging market currency trading as some of the emerging economies tipped over from growth regime into inflationary regime and then into a potential recession regime. In the energy sector a long-term bullish trend in crude oil reversed, just as a new exchange listed record price of $147 was set. The Partnership recorded losses in the energy sector due to this sharp reversal, which reflected across the petroleum complex, including natural gas. In the grains sector, losses were registered as prices reversed from record levels at the beginning of the quarter before recovering later. An increased correlation between corn and crude oil prices has been notable in the recent past. Losses were registered in the metals sector as gold prices dropped sharply to its lowest level in this year. Industrial metals also exhibited a sharp reversal.

During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 8.8% from $1,607.59 to $1,748.98 as compared to an increase of 9.8% for the nine months ended September 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees for the nine months ended September 30, 2008, of $5,102,589. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, softs and indices and were partially offset by losses in metals and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2007 of $3,824,867. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in energy, metals and softs.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2008 decreased by $238,033 and $699,070 respectively, as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2008 decreased by $74,189 and $124,342 respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions was primarily due to lower average month-end net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 decreased $31,246 and $47,254 respectively, as compared to the corresponding periods in 2007. The decrease in management fees was primarily due to lower average month-end net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2008 decreased by $7,811 and $11,813, respectively, as compared to the corresponding periods in 2007. Administrative fees decreased due to lower average month-end net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2008 and 2007. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open contracts by market category as of September 30, 2008, and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2008, the Partnership’s total capital was $29,648,991. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Risk*
Currencies:
– OTC Contracts	$1,426,672	4.81%	$3,682,287	$1,227,043	$2,692,291
Energy	277,250	0.94%	665,450	20,400	179,950
Grains	173,100	0.58%	216,500	8,000	71,607
Interest Rates U.S.	152,100	0.51%	278,000	4,882	144,258
Interest Rates Non-U.S.	276,575	0.93%	460,376	71,594	197,005
Metals
– Exchange Traded	23,500	0.08%	186,250	50	35,333
– OTC	74,965	0.25%	368,430	48,909	79,154
Softs	99,497	0.34%	120,621	23,168	79,543
Indices	485,193	1.64%	1,037,822	251,260	614,720

Total	$2,988,852	10.08%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A “Risk Factors” in the Partnership’s Quarterly Report on Form 10Q for the quarters ended March 31, 2008 and June 30, 2008.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	74.6198	$1,787.33	N/A	N/A
August 1, 2008 – August 31, 2008	214.4199	$1,749.56	N/A	N/A
September 1, 2008 – September 30, 2008	36.5135	$1,748.98	N/A	N/A
	325.5532	$1,758.15

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
The exhibits required to be filed by Item 601 of Regulation 8-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2007 and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

32.1	Section 1350 Certification (Certification of Chief Financial Officer and Director)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP FAIRFIELD FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci, President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director

Date:	November 14, 2008